Form 10-Q
period 2012-09-30
Dignyte, Inc.
filed 2012-11-14
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-181440

DIGNYTE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 W Knox Rd., Suite 202, Tempe AZ	85284
(Address of principal executive offices)	(Zip Code)

(480) 588-3333

(Registrant’s telephone number, including area code)

Copies of Communications to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561) 514-0936

Fax (561) 514-0832

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2012 was 10,000,000 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

(Unaudited)

	Sept 30, 2012	Dec 31, 2011
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable-Related Party	$16,053	$2,875
Accounts Payable	8,750	1,750

TOTAL CURRENT LIABILITIES	24,803	4,625

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,000,000 shares issued and outstanding	10,000	10,000
Stock subscription receivable	-	(3,333)
Accumulated Deficit (during development stage)	(34,803)	(11,292)

Total Stockholders’ Deficit	(24,803)	(4,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

F-1

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATION

(Unaudited)

					From inception
					(April 7, 2011)
	Three Months Ended		Nine Months Ended		through
	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012	Sept 30, 2011	Sept 30, 2012

TOTAL REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,200	-	2,355	575	9,897
Professional Fees	15,270	-	21,103	4,167	24,853

Total Operating Expenses	16,470	-	23,458	4,742	34,750

OTHER INCOME (EXPENSE)
Interest Expense	(3)	-	(3)	-	(3)

Total Other Income (Expense)	(3)	-	(3)	-	(3)

Net Income before Income Taxes	(16,473)	-	(23,461)	(4,742)	(34,753)

Income Tax Expense	(50)	-	(50)	-	(50)

NET LOSS	$(16,523)	$-	$(23,511)	$(4,742)	$(34,803)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$-	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

F-2

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			From inception
	Nine Months Ended		(April 7, 2011)
			through
	Sept 30, 2012	Sept 30, 2011	Sept 30 2012
OPERATING ACTIVITIES
Net Loss	$(23,511)	$(4,742)	$(34,803)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	3,333	4,742	10,000
Changes in operating assets and liabilities
Accounts payable-related party	13,178	-	16,053
Accounts payable	7,000	-	8,750

Net cash used in operating activities	-	-	-

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Non-cash investing and financing transactions:
Shares issued as stock receivable related party	-	10,000	10,000

The accompanying notes are an integral part of these condensed financial statements.

F-3

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

September 30, 2012

Note 1.  The Company

The Company and Nature of Business

Dignyte, Inc.(“Dignyte” or the “Company”), was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

Note 2.  Summary of Significant Accounting Policies

Development Stage

The Company’s financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based and or equity financing. The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Basis of Presentation

The interim financial information of the Company as of September 30, 2012 and for the nine month period ended September 30, 2012 and 2011 and for the period from inception of development stage April 7, 2011 to September 30, 2012 is unaudited. The balance sheet as of December 31, 2011 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s annual report on Form S-1 for the year ended December 31, 2011. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2012. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form S-1 for the year ended December 31, 2011.

F-4

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these good faith estimates and judgments.

Note 3.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2012, the Company has no revenues and no operations. As of September 30, 2012, the Company had not emerged from the development stage and has an accumulated loss of $34,803. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

F-5

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

September 30, 2012

Note 4.  Subscription Receivable – Related Party

On the date of inception (April 7, 2011) the President and director, a related party, executed and delivered a promissory note in favor of the Company in the principal amount of $10,000 in payment of the subscription funds for the 10,000,000 shares of common stock. The promissory note is payable on demand and bears interest at 0% until April 7, 2013, and, thereafter, requires the payment of 5% interest on the outstanding balance on an annual basis. The note receivable was repaid through consulting services performed by the related party. For the period ended September 30, 2012, the value of these services was $10,000 with the total of the note receivable to the Company being $0.

Note 5.  Accounts Payable-Related Party

During the period from inception (April 7, 2011) to September 30, 2012, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $16,053 on the behalf of the company and the same is outstanding as on September 30, 2012.

Note 6.  Stockholders’ Deficit

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of September 30, 2012.

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $.001. At inception on April 7, 2011, the Company issued 10,000,000 shares for the value of $10,000 (received by way of a demand promissory note in the principal amount of ten thousand dollars payable by Mr. McRobbie-Johnson to the Company). As noted in Note 4 above, this promissory note has been repaid through consulting services performed by Mr. McRobbie-Johnson.

F-6

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

September 30, 2012

As of the period ended September 30, 2012, the Company has 10,000,000 shares of $0.001 par value common stock issued and outstanding.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes including the election of directors. The common stock does not have cumulative voting rights.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note 7.  Commitments, Contingencies

The President and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the President and director of the Company to use at no charge.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

F-7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

THE COMPANY

Business Overview

Dignyte, Inc.(“Dignyte” or the “Company”), was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company was formed for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

In November 2011, the Company’s board of directors and shareholders approved a four for one (4:1) forward stock split and an increase in its authorized capital to 100 million shares of common stock and 10 million shares of blank check preferred stock. In accordance therewith, on November 10, 2011, the Company filed a Certificate of Amendment to its Articles of Incorporation. All references herein to the Company’s authorized and issued capital stock are based on its capitalization after the above corporate action.

As shown in the financial statements accompanying this Quarterly Report, the Company has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

Dignyte, Inc.’s operations and corporate offices are located at 605 W. Knox Rd., Suite 202, Tempe, AZ 85284, with a telephone number of (480) 588-3337.

Dignyte Inc.’s fiscal year end is December 31.

3

Results of Operations for the three and nine months ended September 30, 2012 and 2011 and from April 7, 2011 (inception) to September 30, 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2012 totaled $16,470 compared to $0 for the three months ended September 30, 2011. Operating expenses during the nine months ended September 30, 2012 totaled $23,458 and $4,742 for the nine months ended September 30, 2011. Operating expenses increased as a result of the preparation and filing of an S-1 Registration Statement and related professional fees.

Net Loss

Net loss during the three months ended September 30, 2012 totaled $16,523 compared to $0 for the three months ended September 30, 2011. Net loss during the nine months ended September 30, 2012 totaled $23,511 and $4,742 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company had $0 and $0 of cash as of September 30, 2012 and December 31, 2011, respectively.

Net cash used in operating activities was $0 for the nine months ended September 30, 2012, compared to $0 for the same period in 2011.

Net cash provided by financing activities during the nine months ended September 30, 2012, was $0 compared to $0 for the nine months ended September 30, 2011.

No shares were sold and no warrants were exercised during the nine months ended September 30, 2012.

We had not yet recognized revenues and are a shell company with no current or short term planned operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had assets at September 30, 2012 of $0. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under this Item 3.

4

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2012. This evaluation was carried out under the supervision and with the participation of our chief financial officer, Ms. Donna S Moore (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2012, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our certifying officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting, known to the chief financial officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification and Principal Financial Officer Certification

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dignyte, Inc.
(Registrant)

By:	/s/ Andreas A. McRobbie-Johnson
Andreas A. McRobbie-Johnson
President

In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Andreas A McRobbie-Johnson	President	November 14, 2012
/s/ Donna S Moore	Secretary-Treasurer	November 14, 2012

6