Form 10-K
period 2012-12-31
Dignyte, Inc.
filed 2013-04-01
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Copies of Communications to:

Laura Anthony, Esq.

Legal & Compliance, LLC

330 Clematis Street, Suite 217

West Palm Beach, FL 33401

(561) 514-0936

Fax (561) 514-0832

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00.

The number of shares of Common Stock, $0.001 par value, outstanding on April 1, 2013 is 10,315,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Dignyte, Inc.

Form 10-K

For the Year Ended December 31, 2012

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.

Throughout this Annual Report references to “we”, “our”, “us”, “Dignyte’s”, “the Company”, and similar terms refer to Dignyte, Inc.

ITEM 1. BUSINESS

Business Development

We were incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date. We are defined as a “shell” company as defined in Rule12b-2 of the Exchange Act, whose sole purpose at this time is to locate and consummate a merger, acquisition or joint venture with an entity.

We were formed by Andreas A. McRobbie-Johnson, our initial director. Mr. McRobbie-Johnson serves as our Chief Executive Officer, President and sole Director. On April 13, 2012, Donna S. Moore was appointed as our corporate Secretary, Treasurer and CFO.

In November 2011, our board of directors and shareholders approved a four for one (4:1) forward stock split and an increase in our authorized capital to 100 million shares of common stock and 10 million shares of blank check preferred stock. In accordance therewith, on November 10, 2011, we filed a Certificate of Amendment to our Articles of Incorporation.

On September 14, 2012, our Registration Statement on Form S-1 for our initial public offering of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”).

The proposed business activities described herein classify us as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein.

Employees

We are currently in the development stage. During this development period, we plan to rely exclusively on the service of our officers and director to establish business operations and perform or supervise the minimal service required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees other than our President and CEO, Andreas A. McRobbie-Johnson and our Secretary/Treasurer and CFO, Donna Moore, whose responsibilities are mainly administrative at this time, as our operations are minimal. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, we do not have any unresolved Securities and Exchange Commission comments.

ITEM 2. PROPERTIES

We do not own or lease property or lease office space. Our office space is provided to us at no charge by our CEO and director. Our operations and corporate offices are located at 605 W. Knox Rd., Suite 202, Tempe, AZ 85284, with a telephone number of (480) 588-3337.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become a party to litigation matters involving claims against us. Management believes that there are no current matters that would have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of April 1, 2013, our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

Holders. As of April 1, 2013, we had 10,315,000 shares of $0.001 par value common stock issued and outstanding held by eleven (11) shareholders of record. There are no outstanding options or warrants to purchase, or other instruments convertible into, our common equity;

Dividend Policy. We have neither declared nor paid any cash dividends on either preferred or common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business and do not anticipate paying any cash dividends on our preferred or common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including its financial condition, results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

Recent Sales of Unregistered Securities

We have issued the following unregistered equity securities that have not been previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

On March 4, 2013, the Company received $2,500 for purchase of 25,000 shares. These shares were issued on March 27, 2013.

On March 14, 2013, the Company issued 260,000 shares of common stock pursuant to subscription agreements for cash of $26,000. This value is reported as “Shares to be Issued” on the balance sheet as of December 31, 2012.

On March 4, 2013, the Company received $2,500 for purchase of 25,000 shares. These shares were issued on March 27, 2013.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(2) since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for the above transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “the Company”, and similar terms refer to Dignyte, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Dignyte’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

OVERVIEW AND OUTLOOK

Background

We were incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date. We can be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger, acquisition or joint venture with an entity.

We were formed by Andreas A. McRobbie-Johnson, our initial director. Mr. McRobbie-Johnson serves as Chief Executive Officer and our sole Director. On April 13, 2012, Donna S. Moore was appointed as our corporate Secretary, Treasurer, Chief Financial Officer and Chief Accounting Officer.

In November 2011, our board of directors and shareholders approved a four for one (4:1) forward stock split and an increase in our authorized capital to 100 million shares of common stock and 10 million shares of blank check preferred stock. In accordance therewith, on November 10, 2011, we filed a Certificate of Amendment to our Articles of Incorporation.

On September 14, 2012, our Registration Statement on Form S-1 for our initial public offering of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”).

The proposed business activities described herein classify us as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein.

Liquidity and Capital Resources

We have $26,000 in cash equivalents in escrow from the sale of stock to be issued. During the year ended December 31, 2012, expenses were paid by a related company in which the chief financial officer of the Company is also serving as chief financial officer.

Results of Operations

Other than maintaining our good corporate standing in the State of Arizona, seeking the acquisition of assets, properties or businesses that may benefit us and our stockholder, we have had no material business operations in the two most recent calendar years.

During the year ended December 31, 2012, we had a net loss of $26,107 compared to the net loss of $11,292 for the year ended December 31, 2011. The increase in our net loss was from increased attorney and auditing expenses for filing of public documents. We have received no revenues in either of our two most recent fiscal years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2012.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing in Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 5, 2012 and on November 15, 2012, we filed a Form 8-K and Form 8-K/A, respectively, reporting a change of auditor from DeJoya Griffith & Company, LLC to Mantyla McReynolds, LLC.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, with the participation of our President (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our President and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Period of Service
Andreas McRobbie-Johnson	19	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director	Inception – April 12, 2012

Andreas McRobbie-Johnson	19	President, Chief Executive Officer and Director	April 13, 2012 to Present

Donna S Moore	67	Secretary, Treasurer, Chief Financial Officer and Chief Accounting Officer	April 13, 2012 to Present

Andreas McRobbie-Johnson, President, CEO,

Mr. McRobbie-Johnson is a student at Northern Arizona University in Flagstaff, AZ currently enrolled in the business degree program. Mr. McRobbie-Johnson has always had a keen interest in business and has been working over the past year with his father, a principal of the boutique merchant banking firm.

Donna S. Moore, Secretary and Treasurer, CFO and Chief Accounting Officer

From 2010 to present, Ms. Moore has been serving as Chief Financial Officer for Summit Capital USA, Inc. in Tempe AZ. In addition, from March 2011 to September, 2012, Ms. Moore served as Chief Financial Officer for Elevate, Inc. in San Clemente, CA.; from September 2010 to January 2011 and from October, 2011, to August, 2012 Ms. Moore served as Chief Financial Officer of Voice Assist, Inc. in Lake Forest, CA.; and from May, 2011 to August, 2011, Ms. Moore served as Chief Financial Officer of Oraco Resources in Tempe, AZ. Between 2008 and 2010, Ms. Moore served as part time Controller for Skye International, Inc. in Scottsdale, AZ. Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp., in Waterbury, CT from 1984 through 2007. Ms. Moore is a business financial professional with over 28 years of hands-on business experience. Ms. Moore has held positions as chief financial officer, controller and secretary treasurer of both public and private corporations. Her experience includes general accounting, financial reporting, systems implantation/management, treasury functions, and cost accounting. Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management and an MBA in finance and accounting from Brigham Young University.

Board Committees

We have not yet implemented any board committees as of the date of this prospectus.

Directors

The number of Directors of the Corporation shall be fixed by the Board of Directors but in no event shall be less than one (1). Although we anticipate appointing additional directors, we have not identified any such person or any time frame within which this may occur.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Andreas McRobbie-Johnson	2012	-	-	-	-	-	-	-
Donna S. Moore	2012	-	-	-	-	-	-	-
Officers and Director	2012	-	-	-	-	-	-	-

Director’s Compensation

Our director is not entitled to receive compensation for service rendered to us or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for service provided as a director.

Employment Contracts and Executive Compensation

Since our incorporation on April 7, 2011, we have not paid any compensation to any officer, director or employee. There are no employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

Stock Option Plan And Other Long-Term Incentive Plan

We currently do not have existing or proposed option or SAR grants.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this filing with respect to the beneficial ownership of our common stock by all persons known to us to be beneficial owners of more than 5% of any such outstanding classes, and by the director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Andreas McRobbie-Johnson, President, and Director	10,000,000	96.9%

	All Directors and Officers as a group (1 person)	10,000,000	96.9%

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about December 31, 2011, Andreas McRobbie-Johnson, our President and director, provided consulting services ($6,667) and a promissory note ($3,333), in exchange for 10,000,000 shares of common stock each, par value $0.001 per share, which issuance was exempt from the registration provisions of Section 5 of the Securities Act under Section 4(2) of such same said act. For the period ended December 31, 2012, the Company has recorded $10,000 in consulting services from related party (the President and director) resulting in the stock subscription receivable being paid in full.

The price of the common stock issued to Andreas McRobbie-Johnson was issued at par value due to the fact that at the time of issuance, the Company was recently formed or in the process of being formed and possessed no assets.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We were billed $4,250 for the fiscal year ended December 31, 2012 and $2,500 for the fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended December 31, 2012 and $0 in audit related fees for the fiscal year ended December 31, 2011. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended December 31, 2012 and $0 for the fiscal year ended December 31, 2011.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Mantyla McReynolds, LLC as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Name/Identification of Exhibit
3.1(a)*	Articles of Incorporation
3.1(b)*	Certificate of Amendment to Articles of Incorporation
3.2*	Bylaws
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dignyte, Inc.
(Registrant)

By:	/s/ Andreas A. McRobbie-Johnson

Andreas A. McRobbie-Johnson

President, CEO

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andreas A McRobbie-Johnson	President, CEO and Sole Director	April 1, 2013
(Principal Executive Officer)

/s/ Donna S. Moore	Secretary-Treasurer, CFO	April 1, 2013
(Principal Financial and Accounting Officer)

DIGNYTE, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Dignyte, Inc.

We have audited the accompanying balance sheet of Dignyte, Inc. (a development stage company) (the Company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dignyte, Inc., for the cumulative period from April 7, 2011 (date of inception) through December 31, 2011, were audited by other auditors whose report dated May 15, 2012, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from April 7, 2011 through December 31, 2011, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dignyte, Inc. (a development stage company) as of December 31, 2012, and the results of its operations and cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, no operations, and negative operating cash flows during the period from inception through December 31, 2012. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainly.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 1, 2013

Gateway 5 • 178 South Rio Grande Street, Suite 200 • Salt Lake City, Utah 84101 • Tel (801) 269-1818 • Fax (801) 266-3481 • www.mmacpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dignyte, Inc.

We have audited the accompanying balance sheet of Dignyte, Inc. (An Development Stage Company) (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flow for the year then ended and for the period from inception (April 7, 2011) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dignyte, Inc. (An Development Stage Company) as of December 31, 2011 and the results of their operations and their cash flow for the years then ended and for the period from inception (April 7, 2011) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 15, 2012

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	Dec 31 2012	Dec 31 2011

ASSETS

CURRENT ASSETS
Restricted cash	$26,000	$-

TOTAL CURRENT ASSETS	26,000	-

TOTAL ASSETS	$26,000	$-

LIABILITIES AND STOCKHOLDERS ’ DEFICIT

CURRENT LIABILITIES
Accounts Payable-Related Party	$19,702	$2,875
Accounts Payable	7,697	1,750

TOTAL CURRENT LIABILITIES	27,399	4,625

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,000,000 shares issued and outstanding	10,000	10,000
Shares to be Issued	26,000	-
Stock Subscription Receivable	-	(3,333)
Accumulated Deficit (during development stage)	(37,399)	(11,292)

Total Stockholders’ Deficit	(1,399)	(4,625)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,000	$-

The accompanying notes are an integral part of these financial statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012 and 2011

and from inception (April 7, 2011) through December 31, 2012

	Years Ended		From Inception Through
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012

TOTAL REVENUES	$-	$-	$-

EXPENSES
General and Administrative	2,982	875	3,857
Professional Fees	23,063	10,417	33,480

Total Operating Expenses	26,045	11,292	37,337

OTHER INCOME (EXPENSE)
Interest Expense	(12)	-	(12)

Total Other Income (Expense)	(12)	-	(12)

Net Income before Income Taxes	(26,057)	(11,292)	(37,349)

Income Tax Expense	(50)	-	(50)

NET LOSS	$(26,107)	$(11,292)	$(37,399)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Shares		Shares to		Stock Subscription	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	be Issued		Receivable	Stage	Equity (Deficit)

Balances at Inception (April 7, 2011)	-	$-		$-	$-	$-	$-

Issuance of Common Stock	10,000,000	10,000					10,000

Stock Subscription Receivable					(3,333)		(3,333)

Net Loss						(11,292)	$(11,292)

Balance at December 31, 2011	10,000,000	$10,000	$-		$(3,333)	$(11,292)	$(4,625)

Shares to be Issued			26,000				26,000

Stock Subscription Receivable					3,333		3,333

Net Loss						(26,107)	$(26,107)

Balance at December 31, 2012	10,000,000	$10,000	$26,000		$-	$(37,399)	$(1,399)

The accompanying notes are an integral part of these financial statements.

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

and from inception (April 7, 2011) through December 31, 2012

			From Inception
	Years Ended		Through
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012

OPERATING ACTIVITIES
Net Loss	$(26,107)	$(11,292)	$(37,399)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	3,333	6,667	10,000
Changes in operating assets and liabilities
Accounts payable-related party	16,827	2,875	19,702
Accounts payable	5,947	1,750	7,697

Net cash used in operating activities	-	-	-

Cash Flows from Financing Activities
Restricted cash	(26,000)	-	(26,000)
Proceeds from Shares to be Issued	26,000	-	26,000

Net cash provided by financing activities		-	-

NET INCREASE IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

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

Basis of Presentation

These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

As of December 31, 2012, the Company has $26,000 in cash equivalents in escrow from the sale of stock to be issued.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 3. Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2012, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. For the year ended December 31, 2012, the Company has no revenues and no operations and had not emerged from the development stage. The Company has an accumulated loss of $37,399. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The provision for income taxes consists of the following as of December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Current Tax
Federal	$-	$-
State	-	-
Deferred Tax
Federal	(13,090)	(3,934)
Benefits of operating loss carry forwards	13,090	3,934
State	(50)	-
Total Provision	(50)	-

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

	12/31/2012	12/31/2011
Deferred Tax Assets
Current	$-	$-
Noncurrent
Net operating losses	13,090	3,934
Total noncurrent	$13,090	$3,934
Valuation Allowance	(13,090)	(3,934)
Net Deferred Taxes	$-	$-

The Company’s provision for income taxes was $0 for the year ended December 31, 2012 since the Company incurred net operating losses since inception that have a full valuation allowance through December 31, 2012. The Company’s net federal operating loss carry forward of approximately $37,399 begins to expire in 2031.

Operating Losses
Expires	Amount
2031	11,241
2032	26,158

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $37,399. The total valuation allowance is equal to the total deferred tax asset of $13,090, showing an increase of $9,156 from the year ended December 31, 2011.

A reconciliation between income taxes at statutory tax rates (35%) and the actual income tax provision for continuing operations as of December 31, 2012 and 2011 is as follows:

	12/31/2012	12/31/2011

Expected provision (based on statutory rate)	$(9,138)	$(3,934)
Effect of:
Increase in valuation allowance	9,156	3,934
State minimum tax, net of federal benefit	(18)	-
Non-deductible expenses	-	-
Other	(50)	-
Actual provision	$(50)	$-

The Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and has deferred items consisting entirely of unused Net Operating Losses as disclosed above. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2012 and 2011 related to unrecognized benefits.

The Company has filed for an extension of the federal income tax return in the U.S for the year ended December 31, 2012. The tax years ended December 31, 2012 and 2011 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 5. Subscription Receivable – Related Party

On the date of inception (April 7, 2011) the President and director, a related party, executed and delivered a promissory note in favor of the Company in the principal amount of $10,000 in payment of the subscription funds for the 10,000,000 shares of common stock. The promissory note is payable on demand and bears interest at 0% until April 7, 2013, and, thereafter, requires the payment of 5% interest on the outstanding balance on an annual basis. The note receivable was repaid through consulting services performed by the related party. For the year ended December 31, 2012, the value of these services was $10,000 with the total of the note receivable to the Company being $0.

Note 6. Accounts Payable-Related Party

During the period from inception (April 7, 2011) to December 31, 2012, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $19,702 on behalf of the Company and the same is outstanding as of the year ended December 31, 2012.

Note 7. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of the year ended December 31, 2012.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001. At inception on April 7, 2011, the Company issued 10,000,000 shares for the value of $10,000 (received by way of a demand promissory note in the principal amount of ten thousand dollars payable by Mr. McRobbie-Johnson to the Company). As noted in Note 5 above, this promissory note has been repaid through consulting services performed by Mr. McRobbie-Johnson.

As of the year ended December 31, 2012, the Company has 10,000,000 shares of $0.001 par value common stock issued and outstanding.

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

During the year ended December 31, 2012, the Company sold 260,000 shares of common stock at $0.10 per share. Per the S-1 filing, the funds from these sales have been deposited in the escrow bank account.

These shares are reported as “Shares to be Issued” on the balance sheet and statement of stockholders’ deficit as of December 31, 2012.

Note 8. Commitments, Contingencies

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

Note 9. Subsequent Events

On March 4, 2013, the Company received $2,500 for purchase of 25,000 shares. These shares were issued on March 27, 2013.

On March 14, 2013, the Company issued 260,000 shares of common stock pursuant to subscription agreements for cash of $26,000. This value is reported as “Shares to be Issued” on the balance sheet as of December 31, 2012.

On March 19, 2013, the Company received $3,000 for purchase of 30,000 shares. These shares were issued on March 27, 2013.

