Form 10-Q
period 2013-03-31
Dignyte, Inc.
filed 2013-05-15
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

West Palm Beach, FL33401

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on May 15, 2013 was 10,315,000 shares.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

(unaudited)

	Mar 31, 2013	Dec 31, 2012

ASSETS

CURRENT ASSETS
Cash	$3,150	$-
Restricted Cash	28,356	$26,000

TOTAL CURRENT ASSETS	31,506	26,000

TOTAL ASSETS	$31,506	$26,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable-Related Party	$27,186	$19,702
Accounts Payable	10,061	7,697
Redeemable Common Stock	28,356	26,000

TOTAL CURRENT LIABILITIES	65,603	53,399

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,315,000 shares and 10,000,000 issued and outstanding, respectively	10,315	10,000
Additional Paid in Capital	2,829	-
Accumulated Deficit (during development stage)	(47,241)	(37,399)

Total Stockholders’ Deficit	(34,097)	(27,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,506	$26,000

The accompanying notes are an integral part of these condensed financial Statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2013 and 2012

and from inception (April 7, 2011) through March 31, 2013

(unaudited)

	Three Months Ended		From Inception through
	Mar 31, 2013	Mar 31, 2012	March 31, 2013

TOTAL REVENUES	$-	$-	$-

EXPENSES
General and administrative	1,927	-	5,784
Professional Fees	7,851	2,500	41,331

Total Operating Expenses	9,778	2,500	47,115

OTHER INCOME (EXPENSE)
Interest Income	6	-	6
Interest Expense	(20)	-	(32)

Total Other Income (Expense)	(14)	-	(26)

Net Income before Income Taxes	(9,792)	(2,500)	(47,141)

Income Tax Expense	(50)	-	(100)

NET LOSS	$(9,842)	$(2,500)	$(47,241)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,055,056	10,000,000	10,006,834

The accompanying notes are an integral part of these condensed financial statements.

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

and from inception (April 7, 2011) through March 31, 2013

(unaudited)

	Three Months Ended		From Inception through
	Mar 31, 2013	Mar 31, 2012	Mar 31, 2013

OPERATING ACTIVITIES
Net Loss	$(9,842)	$(2,500)	$(47,241)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	-	2,500	10,000
Changes in operating assets and liabilities
Accounts payable-related party	7,484	-	27,186
Accounts payable	2,364	-	10,061

Net cash provided by operating activities	6	-	6

Cash Flows from Financing Activities
Restricted Cash	(2,356)	-	(28,356)
Proceeds from Issuance of Common Stock	5,500	-	31,500

Net cash provided by financing activities	3,144	-	3,144

NET INCREASE IN CASH	3,150	-	3,150

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$3,150	$-	$3,150

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$50	$-	$50
Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2013

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

Basis of Presentation

The interim financial information of the Company as of period ended March 31, 2013 and March 31, 2012 and for the period from inception of development stage April 7, 2011 to March 31, 2013 is unaudited. The balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2013

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2013, the Company has no revenues and no operations. As of March 31, 2013, the Company had not emerged from the development stage and has an accumulated loss of $47,241. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Restricted Cash

Restricted cash is cash not available for immediate use. As of March 31, 2013, the Company had $28,356 in restricted cash equivalents in an escrow account at Evolve Bank & Trust in connection with the sale of our common stock pursuant to the terms set forth in our prospectus dated September 18, 2012. As outlined in the prospectus, the Company will be entitled to utilize up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances have been met in as much as the minimum offering of 50,000 shares has been reached. Per the prospectus, in the event an acquisition is not consummated within 18 months of the effective date of the prospectus or by March 18, 2014, the deposited funds will be returned on a pro rata basis to all investors. Based upon the terms of the prospectus, the Company has classified the restricted funds as a liability as of March 31, 2013.

Note 5. Accounts Payable-Related Party

During the period from inception (April 7, 2011) to March 31, 2013, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO,has paid $27,186 on the behalf of the Company and the same is outstanding on March 31, 2013.

Note 6. Stockholder’s Deficit

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of March 31, 2013.

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

During the period ended March 31, 2013, the Company sold 315,000 shares of its common stock for $31,500, $26,000 of which was received during the year ended December 31, 2012 pursuant to the offering described in its prospectus dated September 18, 2012. The proceeds from the sale of our common stock are held in an escrow account as discussed in Note 4.

As of the period ended March 31, 2013, the Company has 10,315,000 shares of $0.001 par value common stock issued and outstanding.

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

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Dignyte, Inc.’s fiscal year end is December 31.

3

Results of Operations for the three months ended March 31, 2013 and 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2013 totaled $9,778 compared to $2,500 for the three months ended March 31, 2012. Operating expenses increased primarily as a result of the increase in professional fees stemming from our regulatory reporting obligations.

Net Loss

Net loss during the three months ended March 31, 2013 totaled $9,842 compared to $2,500 for the three months ended March 31, 2012. The increase in the net loss is a result of increased operating expenses as discussed above.

Liquidity and Capital Resources

The Company had $3,150 and $0 cash as of March 31, 2013 and December 31, 2012, respectively. The Company had $28,356 and $26,000 of restricted cash as of March 31, 2013 and December 31, 2012, respectively. Since the minimum offering of 50,000 shares has been reached, up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances or $3,150 is now unrestricted and available for use by the Company.

Net cash used in operating activities was $6 for the three months ended March 31, 2013, compared to $0 for the same period in 2012.

Net cash provided by financing activities during the three months ended March 31, 2013, was $3,144 compared to $0 for the three months ended March 31, 2012.

There were 260,000 shares of our common stock issued during the three months ended March 31, 2013. The cash for these shares was received in the year ended December 31, 2012 and deposited in an escrow account as provided for under the terms of our offering of securities as set forth in our September 18, 2012 prospectus. In addition, there were 55,000 shares of our common stock sold for cash of $5,500 during the three months ended March 31, 2013. During the period ended March 31, 2013, there were no warrants exercised.

We had not yet earned any revenues and are a shell company with no current or short term planned operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had assets at March 31, 2013 of $31,506. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

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

As a “smaller reporting company”, we are not required to provide the information under Item 3.

4

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2013. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Andreas McRobbie-Johnson, and our chief financial officer, Ms. Donna S. Moore (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our Certifying Officers further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 14, 2012, the Company’s registration statement on Form S-1 (File No. 333-181440) was declared effective for its self directed initial public offering of a minimum of 50,000 (minimum offering) and a maximum of 1,000,000 shares of its common stock at a price of $0.10 per share for an aggregate maximum offering price of $1,000,000 in proceeds before deducting offering-related expenses. In addition there are 10,000,000 shares of common stock being registered for sale by the Company’s President and director who is a “Selling Shareholder” also at $0.10 per share.

During the three months ended March 31, 2013, the Company issued and sold to investors 315,000 shares of common stock for cash of $31,500. Of this amount, $26,000 was received before January 1, 2013. These shares and proceeds are held in escrow pursuant to the terms set forth in our prospectus dated September 18, 2012. Since the minimum offering of 50,000 shares has been reached, up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances or $3,150 is now unrestricted and available for use by the Company. There were no sales of the Company’s common stock by the Selling Shareholder. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on September 18, 2012 pursuant to Rule 424(b)(3).

5

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGNYTE, INC.

Date: May 15, 2013	By:	/s/ Andreas A. McRobbie-Johnson
Andreas A. McRobbie-Johnson, Director and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Donna S. Moore
Donna S. Moore, Chief Financial Officer (Principal Financial and Accounting Officer)

7