Form 10-Q
period 2013-06-30
Dignyte, Inc.
filed 2013-08-12
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on August 7, 2013 was 10,315,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2013	Dec 31, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$-
Restricted Cash	28,363	26,000

TOTAL CURRENT ASSETS	28,363	26,000

TOTAL ASSETS	$28,363	$26,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable-Related Party	$38,386	$19,702
Accounts Payable	-	7,697
Redeemable Common Stock	28,363	26,000

TOTAL CURRENT LIABILITIES	66,749	53,399

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,315,000 shares and 10,000,000 issued and outstanding, respectively	10,315	10,000
Additional Paid in Capital	2,822	-
Accumulated Deficit (during development stage)	(51,523)	(37,399)

Total Stockholders’ Deficit	(38,386)	(27,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,363	$26,000

The accompanying notes are an integral part of these condensed financial statements.

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2013 and 2012

and from inception (April 7, 2011) through June 30, 2013

(unaudited)

					From Inception
	Three Months Ended		Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

TOTAL REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,712	1,155	3,639	1,155	7,496
Professional Fees	2,575	3,333	10,426	5,833	43,906

Total Operating Expenses	4,287	4,488	14,065	6,988	51,402

OTHER INCOME (EXPENSE)
Interest Income	7	-	13	-	13
Interest Expense	(2)	-	(22)	-	(34)

Total Other Income (Expense)	5	-	(9)	-	(21)

Net Income before Income Taxes	(4,282)	(4,488)	(14,074)	(6,988)	(51,423)

Income Tax Expense	-	-	(50)	-	(100)

NET LOSS	$(4,282)	$(4,488)	$(14,124)	$(6,988)	$(51,523)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,315,000	10,000,000	10,185,746	10,000,000	10,041,201

The accompanying notes are an integral part of these condensed financial statements.

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

and from inception (April 7, 2011) through June 30, 2013

(unaudited)

			From Inception
	Six Months Ended		through
	June 30, 2013	June 30, 2012	June 30, 2013

OPERATING ACTIVITIES
Net Loss	$(14,124)	$(6,988)	$(51,523)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	-	3,333	10,000
Changes in operating assets and liabilities
Accounts payable-related party	18,684	2,905	38,386
Accounts payable	(7,697)	750	-

Net cash provided by operating activities	(3,137)	-	(3,137)

Cash Flows from Financing Activities
Restricted Cash	(2,363)		(28,363)
Proceeds from Issuance of Common Stock	5,500	-	31,500

Net cash provided by financing activities	3,137	-	3,137

NET INCREASE IN CASH	-	-	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$50	$-	$100
Cash paid for interest	$-	$-	$-

Non-cash investing and financial transactions:
Shares issued as stock receivable related party		10,000	10,000

The accompanying notes are an integral part of these condensed financial statements.

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements

June 30, 2013

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

Basis of Presentation

The interim financial information of the Company for the periods ended June 30, 2013 and June 30, 2012 and for the period from inception of development stage April 7, 2011 to June 30, 2013 is unaudited. The balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements

June 30, 2013

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended June 30, 2013, the Company has no revenues and no operations. As of June 30, 2013, the Company had not emerged from the development stage and has an accumulated net loss of $51,523. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Restricted Cash

Restricted cash is cash not available for immediate use. As of June 30, 2013, the Company had $28,363 in restricted cash equivalents in an escrow account at Evolve Bank & Trust in connection with the sale of our common stock pursuant to the terms set forth in our prospectus dated September 18, 2012. As outlined in the prospectus, the Company will be entitled to utilize up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances have been met inasmuch as the minimum offering of 50,000 shares has been reached. Per the prospectus, in the event an acquisition is not consummated within 18 months of the effective date of the prospectus or by March 18, 2014, the deposited funds will be returned on a pro rata basis to all investors. Based upon the terms of the prospectus, the Company has classified the restricted funds as a liability as of June 30, 2013.

Note 5. Accounts Payable-Related Party

During the period from inception (April 7, 2011) to June 30, 2013, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $41,536 on the behalf of the Company and $38,386 is outstanding on June 30, 2013.

Note 6. Stockholder’s Deficit

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of June 30, 2013.

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

During the six months ended June 30, 2013, the Company sold 315,000 shares of its common stock for $31,500, $26,000 of which was received during the year ended December 31, 2012 pursuant to the offering described in its prospectus dated September 18, 2012. The proceeds from the sale of our common stock are held in an escrow account as discussed in Note 4.

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements

June 30, 2013

As of June 30, 2013, the Company has 10,315,000 shares of $0.001 par value common stock issued and outstanding.

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

THE COMPANY

Business Overview

Dignyte, Inc. (“Dignyte” or the “Company”), was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, the Company never commenced any operational activities.

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

As shown in the financial statements accompanying this Quarterly Report, the Company has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a “going concern” opinion from our auditors, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

Dignyte, Inc.’s operations and corporate offices are located at 605 W. Knox Rd., Suite 202, Tempe, AZ 85284, with a telephone number of (480) 588-3337.

Dignyte Inc.’s fiscal year end is December 31.

Results of Operations for the three and six months ended June 30, 2013 and 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended June 30, 2013 totaled $4,287 compared to $4,488 for the same period in 2012. Operating expenses for the six months ended June 30, 2013 totaled $14,065 compared to $6,988 for the same period in 2012. Operating expenses for the three months ended June 30, 2013 as compared to the same period in 2012 were relatively flat as our primary expense related to professional fees remained flat. However, operating expenses for the six months ended June 30, 2013 compared to the same period in 2012 increased primarily as a result of the increase in professional fees stemming from our regulatory reporting obligations.

Net Loss

Net loss during the three months ended June 30, 2013 totaled $4,282 compared to $4,488 for the same period in 2012. Net loss for the six months ended June 30, 2013 totaled $14,124 compared to $6,988 for the same period in 2012. The changes in the net loss are a result of the changes in the operating expenses as discussed above.

Liquidity and Capital Resources

The Company had $0 cash as of June 30, 2013 and December 31, 2012. The Company had $28,363 and $26,000 of restricted cash as of June 30, 2013 and December 31, 2012, respectively. Since the minimum offering of 50,000 shares has been reached, up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances or $3,150 was available to the Company. During the six months ended June 30, 3013, this amount was withdrawn by the Company and used to reduce the accounts payable-related party. Net cash used in operating activities was $3,137 for the six months ended June 30, 2013, compared to $0 for the same period in 2012.

Net cash provided by financing activities during the six months ended June 30, 2013, was $3,137 compared to $0 for the same period in 2012.

There were 315,000 shares of our common stock issued during the six months ended June 30, 2013. Cash for these shares in the amount of $26,000 was received in the year ended December 31, 2012 and $5,500 was received during the six months ended June 30, 2013. All cash was deposited in an escrow account as provided for under the terms of our offering of securities as set forth in our September 18, 2012 prospectus. During the period ended June 30, 2013, there were no warrants exercised.

We had not yet earned any revenues and are a shell company with no current or short term planned operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had assets at June 30, 2013 of $28,363. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2013. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Andreas McRobbie-Johnson, and our chief financial officer, Ms. Donna S. Moore (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, June 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

None

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

DIGNYTE, INC.

Date: August 12, 2013	By:	/s/ Andreas A. McRobbie-Johnson
Andreas A. McRobbie-Johnson, Director and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Donna S. Moore
Donna S. Moore, Chief Financial Officer (Principal Financial and Accounting Officer)

