Form 10-Q
period 2013-09-30
Dignyte, Inc.
filed 2013-11-07
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2013 was 10,465,000 shares.

2

PART I

ITEM 1. FINANCIAL STATEMENTS

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

(unaudited)

	Sept 30, 2013	Dec 31, 2012

ASSETS

CURRENT ASSETS
Cash	$1,500	$-
Restricted Cash	41,870	26,000

TOTAL CURRENT ASSETS	43,370	26,000

TOTAL ASSETS	$43,370	$26,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable-Related Party	$41,610	$19,702
Accounts Payable	478	7,697
Redeemable Common Stock	41,870	26,000

TOTAL CURRENT LIABILITIES	83,958	53,399

STOCKHOLDERS' DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,465,000 shares and 10,000,000 issued and outstanding, respectively	10,465	10,000
Additional Paid in Capital	4,165	-
Accumulated Deficit (during development stage)	(55,218)	(37,399)

Total Stockholders’ Deficit	(40,588)	(27,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,370	$26,000

The accompanying notes are an integral part of these condensed financial statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended Sept 30, 2013 and 2012

and from inception (April 7, 2011) through Sept 30, 2013

(unaudited)

					From Inception
	Three Months Ended		Nine Months Ended		through
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013

TOTAL REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	1,488	1,200	5,127	2,355	8,984
Professional Fees	2,214	15,270	12,640	21,103	46,120

Total Operating Expenses	3,702	16,470	17,767	23,458	55,104

OTHER INCOME (EXPENSE)
Interest Income	7	-	20	-	20
Interest Expense	-	(3)	(22)	(3)	(34)

Total Other Income (Expense)	7	(3)	(2)	(3)	(14)

Net Income before Income Taxes	(3,695)	(16,473)	(17,769)	(23,461)	(55,118)

Income Tax Expense	-	(50)	(50)	(50)	(100)

NET LOSS	$(3,695)	$(16,523)	$(17,819)	$(23,511)	$(55,218)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,332,935	10,000,000	10,235,348	10,000,000	10,070,760

The accompanying notes are an integral part of these condensed financial statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended Sept 30, 2013 and 2012

and from inception (April 7, 2011) through Sept 30, 2013

(unaudited)

			From Inception
	Nine Months Ended		through
	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013

OPERATING ACTIVITIES
Net Loss	$(17,819)	$(23,511)	$(55,218)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	-	3,333	10,000
Changes in operating assets and liabilities
Accounts payable-related party	21,908	13,178	41,610
Accounts payable	(7,219)	7,000	478

Net cash used in operating activities	(3,130)	-	(3,130)

Cash Flows from Financing Activities
Restricted Cash	(15,870)	-	(41,870)
Proceeds from Issuance of Common Stock	20,500	-	46,500

Net cash provided by financing activities	4,630	-	4,630

NET INCREASE IN CASH	1,500	-	1,500

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$1,500	$-	$1,500

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$50	$-	$100
Cash paid for interest	$-	$-	$-

Non-cash investing and financial transactions:
Shares issued as stock receivable related party		-	10,000

The accompanying notes are an integral part of these condensed financial statements

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements

September 30, 2013

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

Development Stage

The Company’s financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based and/or equity financing. The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Basis of Presentation

The interim financial information of the Company as of period ended September 30, 2013 and September 30, 2012 and for the period from inception of development stage April 7, 2011 to September 30, 2013 is unaudited. The balance sheet as of December 31, 2012 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2013. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

September 30, 2013

Note 3.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended September 30, 2013, the Company has no revenues and no operations. As of September 30, 2013, the Company had not emerged from the development stage and has an accumulated net loss of $55,218. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4.	Restricted Cash

Restricted cash is cash not available for immediate use. As of September 30, 2013, the Company had $41,870 in restricted cash equivalents in an escrow account at Evolve Bank & Trust in connection with the sale of our common stock pursuant to the terms set forth in our prospectus dated September 18, 2012. As outlined in the prospectus, the Company will be entitled to utilize up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances have been met in as much as the minimum offering of 50,000 shares has been reached. Per the prospectus, in the event an acquisition is not consummated within 18 months of the effective date of the prospectus or by March 18, 2014, the unused deposited funds will be returned on a pro rata basis to all investors. Based upon the terms of the prospectus, the Company has classified the restricted funds as a liability as of September 30, 2013.

Note 5.	Accounts Payable-Related Party

During the period from inception (April 7, 2011) to September 30, 2013, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $44,760 on the behalf of the Company and $41,610 is outstanding on September 30, 2013.

Note 6.	Stockholder’s Deficit

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of September 30, 2013.

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

During the three months ended September 30, 2013, the Company sold 150,000 shares of its common stock for $15,000. During the nine months ended September 30, 2013, the Company sold 465,000 shares of its common stock for $46,500, $26,000 of which was received during the year ended December 31, 2012 pursuant to the offering described in its prospectus dated September 18, 2012. The proceeds from the sale of our common stock are held in an escrow account as discussed in Note 4.

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Unaudited Condensed Financial Statements

September 30, 2013

As of September 30, 2013, the Company has 10,465,000 shares of $0.001 par value common stock issued and outstanding.

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

Results of Operations for the three and nine months ended September 30, 2013 and 2012.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2013 totaled $3,702 compared to $16,470 for the same period in 2012. Operating expenses for the nine months ended September 30, 2013 totaled $17,767 compared to $23,458 for the same period in 2012. Operating expenses for the three months ended September 30, 2013 as compared to the same period in 2012 decreased as our primary expense related to professional fees decreased. Operating expenses for the nine months ended September 30, 2013 compared to the same period in 2012 decreased primarily as a result of the decrease in professional fees stemming from our regulatory reporting obligations.

Net Loss

Net loss during the three months ended September 30, 2013 totaled $3,695 compared to $16,523 for the same period in 2012. Net loss for the nine months ended September 30, 2013 totaled $17,819 compared to $23,511 for the same period in 2012. The changes in the net loss are a result of the changes in the operating expenses as discussed above.

Liquidity and Capital Resources

The Company had $1,500 cash as of September 30, 2013 and $0 as of December 31, 2012. The Company had $41,870 and $26,000 of restricted cash as of September 30, 2013 and December 31, 2012, respectively. Since the minimum offering of 50,000 shares has been reached, up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances or $4,650 was available to the Company. During the nine months ended September 30, 3013, $3,150 was withdrawn by the Company and used to reduce the accounts payable-related party. Net cash used in operating activities was $3,130 for the nine months ended September 30, 2013, compared to $0 for the same period in 2012.

Net cash provided by financing activities during the nine months ended September 30, 2013, was $4,630 compared to $0 for the same period in 2012.

There were 465,000 shares of our common stock issued during the nine months ended September 30, 2013, of which 150,000 were issued during the three months ended September 30, 2013. Cash for these shares in the amount of $26,000 was received in the year ended December 31, 2012 and $20,500 was received during the nine months ended September 30, 2013. All cash was deposited in an escrow account as provided for under the terms of our offering of securities as set forth in our September 18, 2012 prospectus. During the period ended September 30, 2013, there were no warrants exercised.

We had not yet earned any revenues and are a shell company with no current or short term planned operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had assets at September 30, 2013 of $43,370. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2013. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Andreas McRobbie-Johnson, and our chief financial officer, Ms. Donna S. Moore (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, September 30, 2013, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGNYTE, INC.

Date: November 07, 2013	By:	/s/ Andreas A. McRobbie-Johnson
Andreas A. McRobbie-Johnson, Director and Chief Executive Officer (Principal Executive Officer)

Date: November 07, 2013	By:	/s/ Donna S. Moore
Donna S. Moore, Chief Financial Officer (Principal Financial and Accounting Officer)

