Form 10-K
period 2013-12-31
Dignyte, Inc.
filed 2014-03-06
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(480) 588-3337

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 5, 2014 is 10,897,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Dignyte, Inc.

Form 10-K

For the Year Ended December 31, 2013

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

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

The Company filed a Form 8-K indicating that a non-binding Share Exchange Letter of Intent (“LOI”) had been executed on November 12, 2013 with eWellness Corporation, a Nevada corporation that developed a unique telemedicine platform that provides Distance Monitored Physical Therapy Programs to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems. The LOI, as amended, contemplates signing a definitive agreement on or before March 31, 2014, the filing of a proxy statement seeking shareholder approval of the transaction and completion of a $600,000 private placement to accredited investors. If approved by the Company’s shareholders and the private offering is completed, the share exchange is expected to be effective in the first quarter of 2014.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, we do not have any unresolved Securities and Exchange Commission comments.

ITEM 2. PROPERTIES

We do not own or lease property or lease office space. Our office space is provided to us at no charge by an entity owned and controlled by the father of our CEO and director. Our operations and corporate offices are located at 605 W. Knox Rd., Suite 202, Tempe, AZ 85284, with a telephone number of (480) 588-3337.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation, however, from time to time we may become a party to litigation matters involving claims against us. Management believes that there are no current matters that would have a material effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 5, 2014, our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

Holders. As of March 5, 2014, we had 10,897,000 shares of $0.001 par value common stock issued and outstanding held by fifty-two (52) shareholders of record. There are no outstanding options or warrants to purchase, or other instruments convertible into, our common equity.

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

None.

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

The Company filed a Form 8-K indicating that a non-binding Share Exchange Letter of Intent (“LOI”) had been executed on November 12, 2013 with eWellness Corporation, a Nevada corporation that developed a unique telemedicine platform that provides Distance Monitored Physical Therapy Programs to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems. The LOI, as amended, contemplates signing a definitive agreement on or before March 31, 2014, the filing of a proxy statement seeking shareholder approval of the transaction and completion of a $600,000 private placement to accredited investors. If approved by the Company’s shareholders and the private offering is completed, the share exchange is expected to be effective in the first quarter of 2014.

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

Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report.

Revenues

We have had no revenues in the fiscal years ended December 31, 2013 and 2012 or since our inception on April 7, 2011.

Operating Expenses

Operating expenses during the year ended December 31, 2013 totaled $23,681 compared to $26,045 for the same period in 2012. The decrease was primarily a result of lower professional fees stemming from our regulatory reporting obligations, partially offset by an increase in general and administrative expenses.

Net Loss

Net loss during the year ended December 31, 2013 totaled $26,350 compared to $26,107 for the same period in 2012. The changes in the net loss are a result of the changes in the operating expenses as discussed above and related party interest expense.

Liquidity and Capital Resources

The Company had $100 cash as of December 31, 2013 and $0 as of December 31, 2012. The Company had $62,761 and $26,000 of restricted cash as of December 31, 2013 and December 31, 2012, respectively.

Net cash used in operating activities during the year ended December 31, 2013 was $6,839 compared to $0 for the same period of 2012. Net cash provided by financing activities during the year ended December 31, 2013, was $6,939 compared to $0 for the same period in 2012 primarily as a result of an increase in the proceeds from issuance of our common stock, partially offset by restricted cash pursuant to the terms of our Registration Statement on Form S-1.

We had not yet earned any revenues and are a shell company with no current or short term planned operations. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had assets at December 31, 2013 of $62,861. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-10 of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held
Andreas McRobbie-Johnson	20	Chief Executive Officer, President and Director
Donna S Moore	68	Chief Financial Officer and Chief Accounting Officer

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. None of our directors received compensation for service on our Board of Directors and any committee thereof. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Andreas McRobbie-Johnson

Mr. McRobbie-Johnson has been our Chief Executive Officer, President and our sole director since April 2011 and was our Chief Financial Officer from April 2011 until April 2012. Mr. McRobbie-Johnson is a student at Northern Arizona University in Flagstaff, AZ, currently enrolled in the business degree program. Mr. McRobbie-Johnson has always had a keen interest in business and has been working over the past year with his father, a principal of a boutique private-equity firm.

Donna S. Moore

Ms. Moore has been our Chief Financial Officer and Chief Accounting Officer since April 2012. From 2010 to present, Ms. Moore has been serving as Chief Financial Officer for Summit Capital USA, Inc. in Tempe, AZ. In addition, from March 2011 to September 2012, Ms. Moore served as Chief Financial Officer for Elevate, Inc. in San Clemente, CA; from September 2010 to January 2011 and from October 2011 to August 2012 Ms. Moore served as Chief Financial Officer of Voice Assist, Inc. in Lake Forest, CA; and from May 2011 to August 2011, Ms. Moore served as Chief Financial Officer of Oraco Resources in Tempe, AZ. Between 2008 and 2010, Ms. Moore served as part time Controller for Skye International, Inc. in Scottsdale, AZ. Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp., in Waterbury, CT from 1984 through 2007. Ms. Moore is a business financial professional with over 29 years of hands-on business experience. Ms. Moore has held positions as chief financial officer, controller and secretary/treasurer of both public and private corporations. Her experience includes general accounting, financial reporting, systems implementation/management, treasury functions, and cost accounting. Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management and an MBA in finance and accounting from Brigham Young University.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe that audit, compensation or nominating committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by one shareholder of more than 91% of our outstanding common stock. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since none of our securities have been registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934, our officers and directors and persons who own more than 10% of our common stock are not required to file Section 16(a) beneficial ownership reports.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer, President and Director of the Company during the fiscal year ended December 31, 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during the fiscal year ended December 31, 2013 and whose total annual salary and bonus earned during our fiscal years ended December 31, 2013 and 2012 exceeded $100,000.

Summary Compensation Table
	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Andreas McRobbie-Johnson	2013	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-

Director’s Compensation

Our director is not entitled to receive compensation for service rendered to us or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for service provided as a director.

Employment Contracts and Executive Compensation

Since our incorporation on April 7, 2011, we have not paid any compensation to any officer, director or employee. There are no employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as the Company maintains a positive cash flow.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2013:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
●	the exercise price of such option; and
●	the expiration date of such option; and
●	with respect to each stock award -
●	the number of shares of our common stock that have been earned but have not vested;
●	the market value of the shares of our common stock that have been earned but have not vested;
●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date
Andreas McRobbie-Johnson	0	0	0	$-

Stock Awards

Equity Incentive
Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Andreas McRobbie-Johnson	0	$-	0	$-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of March 5, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Dignyte, Inc., 605 W Knox Rd., Suite 202, Tempe AZ 85284. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	Percent of Class

Common	Andreas McRobbie-Johnson, President, and Director	10,000,000	91.8%

	All Directors and Officers as a group (1 person)	10,000,000	91.8%

 ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the period from inception (April 7, 2011) to December 31, 2013, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $47,763 on behalf of the Company. The amount outstanding as of December 31, 2013 and December 31, 2012 were $40,893 and $19,702, respectively. During the year ended December 31, 2013, the Company recorded $2,629 imputed interest on the amount owed to the related party.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Mantyla McReynolds, LLC for the fiscal years ended December 31, 2013 and 2012.

	2013	2012

Audit Fees	$10,250	$4,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,250	$4,250

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

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

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Name/Identification of Exhibit
3.1(a)*	Articles of Incorporation
3.1(b)*	Certificate of Amendment to Articles of Incorporation
3.2*	Bylaws
31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed.

** Filed herewith.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dignyte, Inc.
(Registrant)

By:	/s/ Andreas A. McRobbie-Johnson	Date: March 5, 2014
Andreas A. McRobbie-Johnson
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andreas A McRobbie-Johnson	Chief Executive Officer and Director (principal executive officer)	March 5, 2014
Andreas A. McRobbie-Johnson

/s/ Donna S. Moore	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2014
Donna S. Moore

DIGNYTE, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Dignyte, Inc.

We have audited the accompanying balance sheets of Dignyte, Inc. (a development stage company) (the Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the period from inception on April 7, 2011 through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dignyte, Inc., for the cumulative period from April 7, 2011 (date of inception) through December 31, 2011, were audited by other auditors whose report dated May 15, 2012, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from April 7, 2011 through December 31, 2011, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dignyte, Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended and for the period from inception on April 7, 2011 through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, no operations, and negative operating cash flows during the period from inception through December 31, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 5, 2014

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	Dec 31, 2013	Dec 31, 2012

ASSETS

CURRENT ASSETS
Cash	$100	$-
Restricted Cash	62,761	26,000

TOTAL CURRENT ASSETS	62,861	26,000

TOTAL ASSETS	$62,861	$26,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable- Related Party	$40,893	$19,702
Accounts Payable	3,389	7,697

TOTAL CURRENT LIABILITIES	44,282	27,399

Common shares subject to possible redemption; 678,500 and 260,000 shares, respectively (at redemption value)	65,290	26,000

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,000,000 shares and 10,000,000 shares issued and outstanding, respectively (excludes 678,500 and 260,000 shares subject to possible redemption, respectively)	10,000	10,000
Additional Paid in Capital	7,038	-
Accumulated Deficit (during development stage)	(63,749)	(37,399)

Total Stockholders’ Deficit	(46,711)	(27,399)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,861	$26,000

The accompanying notes are an integral part of these financial statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013 and 2012

and from Inception (April 7, 2011) through December 31, 2013

			From Inception
	Years Ended		through
	Dec 3l, 20l3	Dec 31, 2012	Dec 31, 2013

TOTAL REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	7,350	2,982	11,207
Professional Fees	16,331	23,063	49,811

Total Operating Expenses	23,681	26,045	61,018

OTHER INCOME (EXPENSE)
Interest Income	32	-	32
Interest Expense - Related Party	(2,629)	-	(2,629)
Interest Expense	(22)	(12)	(34)

Total Other Income (Expense)	(2,619)	(12)	(2,631)

Net Loss before Income Taxes	(26,300)	(26,057)	(63,649)

Income Tax Expense	(50)	(50)	(100)

NET LOSS	$(26,350)	$(26,107)	$(63,749)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,296,742	10,000,000

The accompanying notes are an integral part of these financial statements

DIGNYTE, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

					Deficit
					Accumulated
			Stock	Additional	During the	Total
	Common Shares		Subscription	Paid In	Development	Stockholders’
	Shares	Amount	Receivable	Capital	Stage	Deficit

Balances at Inception (April 7, 2011)	$-	$-	$-	$-	$-	$-

Issuance of Common Stock	10,000,000	10,000	-	-	-	10,000

Stock Subscription Receivable	-	-	(3,333)	-	-	(3,333)

Net Loss	-	-	-	-	(11,292)	(11,292)

Balance at December 31, 2011	$10,000,000	$10,000	$(3,333)	$-	$(11,292)	$(4,625)

Stock Subscription Receivable	-	-	3,333	-	-	3,333

Net Loss	-	-	-	-	(26,107)	(26,107)

Balance at December 31, 2012	$10,000,000	$10,000	$-	$-	$(37,399)	$(27,399)

Imputed interest	-	-	-	2,629	-	2,629

Allowable funds transferred from redeemable securities to Additional Paid In Capital	-	-	-	4,409	-	4,409

Net Loss	-	-	-	-	(26,350)	(26,350)

Balance at December 3l, 2013	10,000,000	10,000	-	$7,038	$(63,749)	$(46,711)

The accompanying notes are an integral part of these financial statements

DIGNYTE, INC.

(A Development Stage Enterprise)

statements of cash flows

For the Years Ended December 31, 2013 and 2012
and from inception (April 7, 2011) through December 31, 2013

			From Inception
	Years Ended		through
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013

OPERATING ACTIVITIES
Net Loss	$(26,350)	$(26,107)	$(63,749)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	-	3,333	10,000
Imputed interest - related party	2,629	-	2,629
Changes in operating assets and liabilities
Accounts payable-related party	21,191	16,827	40,893
Accounts payable	(4,309)	5,947	3,388

Net cash used in operating activities	(6,839)	-	(6,839)

Cash Flows from Financing Activities
Proceeds from Issuance of Redeemable Common Stock	43,700	26,000	69,700
Restricted Cash	(36,761)	(26,000)	(62,761)

Net cash provided by financing activities	6,939	-	6,939

NET INCREASE IN CASH	100	-	100

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$100	$-	$100

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$50	$50	$100
Cash paid for interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Allowable funds transferred from redeemable securities to Additional Paid In Capital	$4,409	$-	$4,409

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

The Company filed a Form 8-K indicating that a non-binding Share Exchange Letter of Intent (“LOI”) had been executed on November 12, 2013 with eWellness Corporation, a Nevada corporation that developed a unique telemedicine platform that provides Distance Monitored Physical Therapy Programs to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems. The LOI, as amended, contemplates signing a definitive agreement on or before March 31, 2014, the filing of a proxy statement seeking shareholder approval of the transaction and completion of a $600,000 private placement to accredited investors. If approved by the Company’s shareholders and the private offering is completed, the share exchange is expected to be effective in the first quarter of 2014.

Note 2. Summary of Significant Accounting Policies

Development Stage

The Company’s financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based transactions and/or equity financing. The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

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

Restricted Cash

As of December 31, 2013, the Company has $62,761 in cash equivalents in escrow from the sale of stock. See Note 5.

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

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

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

Note 3. Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2013, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. For the year ended December 31, 2013, the Company has no revenues and no operations and had not emerged from the development stage. The Company has an accumulated loss of $63,749. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to find a suitable merger or acquisition company. There are no assurances that management will find a capable company for its purposes. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized when it is more likely than not that such tax benefits will not be realized.

The provision for income taxes consists of the following as of December 31, 2013 and 2012:

	12/31/2013	12/31/2012
Current Tax
Federal	$-	$-
State	-	-
Deferred Tax
Federal	(22,312)	(13,090)
Benefits of operating loss carry forwards	22,312	13,090
State	(50)	(50)
Total Provision	(50)	(50)

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

	12/31/2013	12/31/2012
Deferred Tax Assets
Current	$-	$-
Noncurrent
Net operating losses	22,312	13,090
Total noncurrent	$22,312	$13,090
Valuation Allowance	(22,312)	(13,090)
Net Deferred Taxes	$-	$-

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

The Company’s federal net operating loss carry forward expires as follows:

Operating Losses
Expires	Amount
2031	11,241
2032	26,158
2033	26,350
Total	63,749

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The total deferred tax asset is calculated by multiplying a 35% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $63,749. The total valuation allowance is equal to the total deferred tax asset of $22,312, showing an increase of $9,222 from the year ended December 31, 2012.

A reconciliation between income taxes at statutory tax rates (35%) and the actual income tax provision for continuing operations as of December 31, 2013 and 2012 is as follows:

	12/31/2013	12/31/2012

Expected provision (based on statutory rate)	$(9,204)	$(9,138)
Effect of:
Increase in valuation allowance	9,222	9,156
State minimum tax, net of federal benefit	(18)	(18)
Non-deductible expenses	-	-
Other	(50)	(50)
Actual provision	$(50)	$(50)

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2013 and 2012 related to unrecognized benefits.

The Company will be filing for an extension of the federal income tax return in the U.S for the year ended December 31, 2013. The tax years ended December 31, 2013, 2012, and 2011 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 5. Restricted Cash

Restricted cash is cash not available for immediate use. As of the years ended December 31, 2013 and 2012, the Company had $62,761 and $26,000, respectively in restricted cash equivalents in an escrow account at Evolve Bank & Trust in connection with the sale of our common stock pursuant to the terms set forth in our prospectus dated September 18, 2012. As outlined in the prospectus, the Company will be entitled to utilize up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses, and dealer allowances have been met inasmuch as the minimum offering of 50,000 shares has been reached. Per the prospectus, in the event an acquisition is not consummated within 18 months of the effective date of the prospectus or by March 18, 2014, the unused deposited funds will be returned on a pro rata basis to all investors. Based upon the terms of the prospectus, the Company has classified the restricted funds as temporary equity as of December 31, 2013.

DIGNYTE, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

Note 6. Accounts Payable-Related Party

During the period from inception (April 7, 2011) to December 31, 2013, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $47,763 on behalf of the Company. The amounts outstanding as of December 31, 2013 and December 31, 2012 were $40,893 and $19,702, respectively. During the year ended December 31, 2013, the Company recorded $2,629 imputed interest on the amount owed to the related party.

Note 7. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of the year ended December 31, 2013.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001. At inception on April 7, 2011, the Company issued 10,000,000 shares for the value of $10,000 (received by way of a demand promissory note in the principal amount of ten thousand dollars payable by Mr. McRobbie-Johnson to the Company). This promissory note was repaid by the year ended December 31, 2012 through consulting services performed by Mr. McRobbie-Johnson.

During the years ended December 31, 2013 and December 31, 2012, the Company sold 437,000 shares and 260,000 shares of common stock at $0.10 per share, respectively for $69,700. Per the S-1 filing, the funds from these sales were deposited in the escrow bank account with Evolve Bank & Trust. As disclosed above in Note 5 – Restricted Cash, and per the prospectus, in the event an acquisition is not consummated within 18 months of the effective date of the prospectus or by March 18, 2014, 90% of the deposited funds will be returned on a pro rata basis to all investors. At the year ended December 31, 2013, the Company issued or had agreed to issue 678,500 shares of common stock.

As of the year ended December 31, 2013, the Company has 10,678,500 shares of $0.001 par value common stock issued and outstanding.

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

Note 9. Subsequent Events

On January 5, 2014, the Company issued 18,500 shares of common stock pursuant to subscription agreements for cash of $1,850 received in period ended December 31, 2013.

In January, 2014, the Company received $20,000 for purchase of 200,000 shares. These shares were issued on January 22, 2014.

