Form 10-Q
period 2014-03-31
eWELLNESS HEALTHCARE Corp
filed 2014-05-15
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-181440

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11825 Major Street, Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 915-9700

(Registrant’s telephone number, including area code)

Dignyte, Inc.

605 W Knox Rd., Suite 202, Tempe AZ, 85284

(Former name or former address, if changed since last report)

Copies of Communications to:

Rachael Schmierer, Esq.

Hunter Taubman Weiss

130 West 42nd Street, Floor 10

New York, NY 10036

P: 917-512-0828

F: 212-202-6380

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2014 was 15,603,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS

(unaudited)

	Mar 31, 2014	Dec 31, 2013
ASSETS
CURRENT ASSETS
Cash	$2,100	$100
Restricted Cash	80,783	62,761

TOTAL CURRENT ASSETS	82,883	62,861

TOTAL ASSETS	$82,883	$62,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable-Related Party	$46,091	$40,893
Accounts Payable	8,208	3,389

TOTAL CURRENT LIABILITIES	54,299	44,282

Common shares subject to possible redemption: 897,000 and 678,500 shares, respectively (at redemption value)	81,680	65,290

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding
Common stock, authorized, 100,000,000 shares, $.001 par value, 10,000,000 shares and 10,000,000 shares issued and outstanding, respectively (excludes 897,000 and 678,500 shares subject to possible redemption, respectively)	10,000	10,000
Additional Paid in Capital	11,505	7,038
Accumulated Deficit (during development stage)	(74,601)	(63,749)

Total Stockholders’ Deficit	(53,096)	(46,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$82,883	$62,861

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

( DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2014 and 2013

and from inception (April 7, 2011) through March 31, 2014

(unaudited)

	Three Months Ended		From Inception through
	Mar 31, 2014	Mar 31, 2013	Mar 31, 2014

TOTAL REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	2,253	1,927	13,460
Professional Fees	7,764	7,851	57,575

Total Operating Expenses	10,017	9,778	71,035

OTHER INCOME (EXPENSE)
Interest Income	21	6	53
Interest Expense - Related Party	(856)	-	(3,485)
Interest Expense	-	(20)	(34)

Total Other Income (Expense)	(835)	(14)	(3,466)

Net Loss before Income Taxes	(10,852)	(9,792)	(74,501)

Income Tax Expense	-	(50)	(100)

NET LOSS	$(10,852)	$(9,842)	$(74,601)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,849,100	10,055,056

The accompanying notes are an integral part of these condensed financial statements.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

and from inception (April 7, 2011) through March 31, 2014

(unaudited)

	Three Months Ended		From Inception through
	Mar 31, 2014	Mar 31, 2013	Mar 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,852)	$(9,842)	$(74,601)
Adjustments to reconcile from Net Loss to net cash used in operating activities
Services received to settle subscription receivable	-	-	10,000
Imputed interest - related party	856	-	3,485
Changes in operating assets and liabilities
Accounts payable-related party	5,198	7,484	46,091
Accounts payable	4,819	2,364	8,208

Net cash provided by (used in) operating activities	21	6	(6,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Redeemable Common Stock	20,000	(2,356)	89,700
Restricted Cash	(18,021)	5,500	(80,783)

Net cash provided by financing activities	1,979	3,144	8,917

NET INCREASE IN CASH	2,000	3,150	2,100

CASH. BEGINNING OF PERIOD	100	-	-

CASH. END OF PERIOD	$2,100	$3,150	$2,100

SUPPLEMENTAL INFORMATION
Cash paid for income taxes	$-	$50	$100
Cash paid for interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Allowable funds transferred from redeemable securities to Additional Paid In Capital	$3,611	$-	$8,020

The accompanying notes are an integral part of these condensed financial statements.

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), (the “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

As disclosed in the Current Report on form 8-K that was filed on April 11, 2014, we entered into a share exchange agreement (the “Initial Exchange Agreement”) pursuant to which we agreed to issue, 9,200,000 shares of our unregistered common stock, $.001 par value (the “common stock”) to the shareholders of eWellness Corporation, a Nevada corporation (“eWellness”). In addition, our former chief executive officer agreed to tender 5,000,000 shares of common stock back to the Company for cancellation and also to assign from his holdings an additional 2,500,000 shares to the shareholders of eWellness Corporation resulting in a total of 11,700,000 shares owned by those shareholders, as well as a further assignment of an additional 2,100,000 shares to other parties as stated therein.

The closing of the Initial Exchange Agreement was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419) of Regulation C under the Securities Act of 1933, as amended and the consent of our shareholders as required under Rule 419. However, Rule 419 required that the share exchange transaction (the “Share Exchange”) contemplated by the Initial Exchange Agreement occur on or before March 18, 2014. Accordingly, after numerous discussions with management and eWellness, the parties entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the Rule 419 transaction into participants of a similarly termed private offering (the “Converted Offering”). We also agreed to change our name to eWellness Healthcare Corporation to more accurately reflect our new business and operations after the Share Exchange, which occurred and was effective as of April 25, 2014.

As the parties satisfied all of the closing conditions, on April 30, 2014, we closed the Share Exchange. As a result, eWellness is now our wholly owned subsidiary and its shareholders own approximately 76.97% of the our issued and outstanding common stock, after giving effect to the cancellation of 5,000,000 shares of our common stock held by Andreas A. McRobbie-Johnson, our former chief executive officer and the further assignment of his shares of common stock as described therein.

Prior to the execution and delivery of the Share Exchange Agreement, the board of directors of Dignyte, Inc. approved the Share Exchange and the transactions contemplated thereby. Similarly, the board of directors of eWellness approved the Share Exchange. On April 25, 2014, immediately prior to the execution and delivery of the Share Exchange Agreement, Dignyte amended its certificate of incorporation to change its corporate name from “Dignyte, Inc.” to “eWellness Healthcare Corporation.”

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing eWellness’s historical businesses and proposed businesses. eWellness is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. Our historical business and operations will continue independently.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 2014, and Exhibit 10.1 attached thereto which is incorporated herein by reference.

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

Basis of Presentation

The interim financial information of the Company as of period ended March 31, 2014 and March 31, 2013 and for the period from inception of development stage April 7, 2011 to March 31, 2014 is unaudited and does not reflect the consolidated business and operations of eWellness Corporation. The balance sheet as of December 31, 2013 is derived from audited financial statements. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

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

Note 3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended March 31, 2014, the Company has no revenues and no operations. As of March 31, 2014, the Company had not emerged from the development stage and has an accumulated loss of $74,601. Subsequent to the period ending March 31, 2014, the Company completed a share exchange with eWellness Corporation and eWellness is now a wholly owned subsidiary of the Company. (See Note 8 below). The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Restricted Cash

Restricted cash is cash not available for immediate use. As of March 31, 2014, the Company had $80,783 in restricted cash equivalents in an escrow account at Evolve Bank & Trust in connection with the sale of our common stock pursuant to the terms set forth in our prospectus dated September 18, 2012. As outlined in the prospectus, the Company will be entitled to utilize up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances have been met in as much as the minimum offering of 50,000 shares has been reached. Per the prospectus, in the event an acquisition is not consummated within 18 months of the effective date of the prospectus or by March 18, 2014, the deposited funds will be returned on a pro rata basis to all investors. Because an acquisition was in process prior to this deadline, the funds were not returned. As noted in this report (See Note 8 below), the acquisition was completed subsequent to March 31, 2014.

Note 5. Accounts Payable-Related Party

During the period from inception (April 7, 2011) to March 31, 2014, a related party, a company in which the Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $52,961 on the behalf of the Company. The amounts outstanding as of March 31, 2014 and December 31, 2013 were $46,091 and $40,893, respectively. During the period ended March 31, 2014, the Company recorded $856 imputed interest on the amount owed to the related party.

Note 6. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of March 31, 2014.

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

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

During the period ended March 31, 2014, the Company sold 200,000 shares of its common stock for $20,000 pursuant to the offering described in its prospectus dated September 18, 2012. The proceeds from the sale of our common stock are held in an escrow account as discussed in Note 4.

As of the period ended March 31, 2014, the Company has 10,000,000 shares of $0.001 par value common stock issued and outstanding.

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

Note 8. Subsequent Events

At the beginning of April, the Company sold 103,000 shares of common stock for $10,300. These shares were issued on April 23, 2014.

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

On April 11, 2014, we entered into a share exchange agreement (the “Initial Exchange Agreement”) pursuant to which we agreed to issue 9,200,000 shares of our unregistered common stock, $.001 par value (the “common stock”) to the shareholders of eWellness Corporation, a Nevada corporation (“eWellness”). In addition, our former chief executive officer agreed to tender 5,000,000 shares of common stock back to the Company for cancellation and also to assign from his holdings an additional 2,500,000 shares to the shareholders of eWellness Corporation resulting in a total of 11,700,000 shares owned by those shareholders, as well as a further assignment of an additional 2,100,000 shares to other parties as stated therein.

As the parties satisfied all of the closing conditions, on April 30, 2014, we closed the Share Exchange. As a result, eWellness is now our wholly owned subsidiary and its shareholders own approximately 76.97% of the our issued and outstanding common stock, after giving effect to the cancellation of 5,000,000 shares of our common stock held by Andreas A. McRobbie-Johnson, our former chief executive officer and the further assignment of his shares of common stock as described therein.

Prior to the execution and delivery of the Share Exchange Agreement, the board of directors of Dignyte, Inc. approved the Share Exchange and the transactions contemplated thereby. Similarly, the board of directors of eWellness approved the Share Exchange. On April 25, 2014, immediately prior to the execution and delivery of the Share Exchange Agreement, Dignyte amended its certificate of incorporation to change its corporate name from “Dignyte, Inc.” to “eWellness Healthcare Corporation.”

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing eWellness’s historical businesses and proposed businesses. eWellness is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. Our historical business and operations will continue independently.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 6, 2014, and Exhibit 10.1 attached thereto which is incorporated herein by reference.

On May 8, 2014, the Company issued 400,000 shares for a consulting services contract and 3,000 for marketing services.

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

THE COMPANY

Business Overview

eWellness Healthcare Inc. (f/k/a “Dignyte, Inc.”)(“eWellness” or the “Company”), was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

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

As disclosed in the Current Report on form 8-K that was filed on April 11, 2014, we entered into a share exchange agreement (the “Initial Exchange Agreement”) pursuant to which we agreed to issue shares of our unregistered common stock the shareholders of eWellness Corporation, a Nevada corporation (“eWellness”).

Following the Share Exchange, we have abandoned our prior business plan and we are now pursuing eWellness’s historical businesses and proposed businesses. eWellness is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. Our historical business and operations will continue independently.

As shown in the financial statements accompanying this Quarterly Report, the Company has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

eWellness’ operations and corporate offices are located at 11825 Major Street Culver City, CA 90230, with a telephone number of (310) 915-9700.

eWellness Healthcare Corporation’s fiscal year end is December 31.

3

Results of Operations for the three months ended March 31, 2014 and 2013.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2014 totaled $10,017 compared to $9,778 for the three months ended March 31, 2013. Operating expenses increased primarily as a result of an increase in general and administrative expense partially offset by a decreased in professional fees.

Net Loss

Net loss during the three months ended March 31, 2014 totaled $10,852 compared to $9,842 for the three months ended March 31, 2013. The increase in the net loss is a result of increased operating expenses as discussed above.

Liquidity and Capital Resources

The Company had $2,100 and $100 cash as of March 31, 2014 and December 31, 2013, respectively. The Company had $80,783 and $62,761 of restricted cash as of March 31, 2014 and December 31, 2013, respectively. Since the minimum offering of 50,000 shares has been reached, up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances or $2,100 is now unrestricted and available for use by the Company.

Net cash provided by operating activities was $21 for the three months ended March 31, 2014, compared to $6 for the same period in 2013.

Net cash provided by financing activities during the three months ended March 31, 2014, was $1,979 compared to $3,144 for the three months ended March 31, 2013.

There were 18,500 shares of our common stock issued during the three months ended March 31, 2014. The cash for these shares was received in the year ended December 31, 2013 and deposited in an escrow account as provided for under the terms of our offering of securities as set forth in our September 18, 2012 prospectus. In addition, there were 200,000 shares of our common stock sold for cash of $20,000 during the three months ended March 31, 2014. During the period ended March 31, 2014, there were no warrants exercised.

The Company had not yet earned any revenues or established operations as of and for the period ended March 31, 2014. Subsequent to the end of the period, the Company completed an acquisition. (See Note 8 to the financial statements). Even with the acquisition, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures.

We had assets at March 31, 2014 of $82,883. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

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

4

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2014. This evaluation was carried out under the supervision and with the participation of our chief executive officer, Darwin Fogt, and our chief financial officer, David Markowski (the “Certifying Officers”). Based upon that evaluation, our Certifying Officers concluded that as of the end of the period covered by this report, March 31, 2014, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, the Company issued and sold to investors 218,500 shares of common stock for cash of $21,850. Of this amount, $1,850 was received before January 1, 2014. These shares and proceeds are held in escrow pursuant to the terms set forth in our prospectus dated September 18, 2012. Since the minimum offering of 50,000 shares has been reached, up to 10% of the proceeds remaining after underwriting commissions, underwriting expenses and dealer allowances or $2,100 is now unrestricted and available for use by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

5

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

eWellness Healthcare Corporation

Date: May 15, 2014	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

7