Form 10-K/A
period 2013-12-31
eWELLNESS HEALTHCARE Corp
filed 2014-06-26
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-181440

eWELLNESS HEALTHCARE CORPORATION

(f/k/a DIGNYTE, INC.)

(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11825 Major Street, Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 915-9700

(Registrant’s telephone number, including area code)

Copies of Communications to:

Rachael Schmierer

Hunter Taubman Weiss

130 W. 42nd Street, Floor 10

New York, NY 10036

(212) 917-512-0828

Fax (212) 202-6380

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

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

Explanatory Note

We are filing this Amendment No. 1 to the Form 10-K for the year ended December 31, 2013 (“Amended Report”) that we filed on March 6, 2014 (the “Original Report”) pursuant to a SEC comment letter dated June 2, 2014. This Amended Report is being filed to amend to correct a typographical error included on the cover page of the Original Report: the cover page of the Original Report stated that our common stock was registered pursuant to Section 12(g) of the Exchange Act of 1934, as amended (the “Exchange Act”), although it was not so registered as of the date of the Original Report. We registered our common stock pursuant to Section 12(g) of the Exchange Act on Form 8-A on May 1, 2014.

This Amended Report may not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note and in the Company’s corporate name and address. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of Dignyte, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer of Dignyte, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: June 25, 2014
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	June 25, 2014
Darwin Fogt	(principal executive officer)