Form 10-Q/A
period 2014-03-31
eWELLNESS HEALTHCARE Corp
filed 2014-08-06
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Amendment No. 1

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

Explanatory Note: This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014 as filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Filing”), and is being filed solely to add disclosure to Note. 8, Subsequent Events to our financial statements regarding the conversion of our initial stock offering pursuant to Rule 419 of the Securities Act of 1933, as amended (the “1933 Act”) into a private offering pursuant to the exemption from registration provided by Regulation D of the 1933 Act (the “Converted Offering”).

This Amendment No. 1 contains only Item 1. of Part I and the Signature Page. No other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth herein, does not modify or update in any way disclosures made in the Original Filing.

Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the original filing.

2

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
Signatures		4

3

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

On May 1, 2014, we sold 1,000,000 shares of our common stock (the “Converted Offering”) to investors who purchased our common stock pursuant to the terms of our prospectus dated September 18, 2012 at a price of $0.10 per share for a total offering amount of $100,000. The purchase price was paid as follows: $.09 per share in cash from the Rule 419 Trust Account Balance and $0.01 per share which investors previously paid to us in connection with our Rule 419 offering discussed below.

We previously offered for sale in a direct public offering 1,000,000 shares of our common stock, pursuant to Rule 419 of the Securities Act (the “419 Transaction”) and filed a Registration Statement on Form S-1 (File No. 333-181440) that was declared effective by the SEC on September 14, 2012 (the “419 Registration Statement”). We sold 1,000,000 shares of our common stock (the “Shares”) to investors for total subscription proceeds of $100,000 pursuant to the Registration Statement. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

Prior to the Share Exchange, we were considered a “blank check” company and a “shell” company and therefore, needed to fully comply with Rule 419 under the Securities Act. Among other things, Rule 419 requires that we deposit the securities being offered and proceeds of the offering contemplated by the Registration Statement into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, we were required to file a post effective amendment to the Registration Statement containing the same information as found in a Form 10 registration statement, upon the execution of the definitive Share Exchange Agreement. As part of the 419 Transaction, we were also required to file and mail a proxy statement pursuant to Section 14(a) of the Exchange Act, pursuant to which our stockholders needed to vote at a special meeting of stockholders to approve, among other things, the Share Exchange Agreement and the transactions contemplated therein. However, Rule 419 also required that the Share Exchange occur on or before March 14, 2014. Accordingly, to accomplish the goals originally contemplated upon entering into the initial Share Exchange Agreement with eWellness, the parties agreed that we would enter into the Amended and Restated Share Exchange Agreement reflecting the following transaction structure: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act and (ii) seek to convert the participants of the 419 transaction into participants of a similarly termed private offering (the “Converted Offering”). We filed the Form 8A on May 1, 2014 and received consent from all of the participants of the 419 transaction to instead participate in the Converted Offering. As a result, the issuance of the Shares was exempt from registration in reliance upon Regulation D of the 1933 Act; the Shares are classified as permanent equity.

The parties also agreed that we would withdraw the Registration Statement and file a new Registration Statement on Form S-1 to register all of the shares of common stock issued in the Converted Offering and all of the shares of common stock underlying the securities issued pursuant to the Private Placement, within 90 days of the closing of the Share Exchange.

Prior to the Share Exchange, the Private Co. received some investment interest for notes convertible into shares of the Private Co’s common stock; however, in light of the pending share exchange and corporate restructuring that would result therefrom, the Private Co sought such investor’s consent to instead receive Promissory Notes (as more fully described in “Description of Registrant’s Securities” below), in the same amount as the investor’s original interest, that would automatically convert into the same securities to be issued in the private financing described elsewhere in this Report. After receiving all of such investor’s consent, we issued Promissory Notes in the aggregate principal amount of $130,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

Date: August 6, 2014	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

4