Form 10-Q
period 2014-06-30
eWELLNESS HEALTHCARE Corp
filed 2014-08-19
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2014 was 15,603,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$12,980	$-
Advances - related party	302	-
Prepaid Expenses	13,230	4,770

Total current assets	26,512	4,770

Property & equipment, net	3,652	4,074

TOTAL ASSETS	$30,164	$8,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,139	$-
Accounts payable - related party	48,896	-
Accrued compensation	372,000	-
Convertible loans payable	130,000	-

Total current liabilities	633,035	-

Total Liabilities	633,035	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	$-	$-
Common stock, authorized, 350,000,000 shares, $.001 par value, 15,603,000 and 9,000,000 issued and outstanding, respectively	15,603	9,000
Additional paid in capital	600,043	561,538
Accumulated deficit	(1,218,517)	(561,694)

Total Stockholder’s Equity (Deficit)	(602,871)	8,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,164	$8,844

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
TOTAL REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Executive compensation	183,747	66,217	372,000	66,217
General and administrative	84,728	11,839	109,760	22,679
Professional fees	136,814	-	174,248	-
Research and development - related party	-	902	30	1,804

Total Operating Expenses	405,289	78,958	656,038	90,700

Net Loss from Operations	(405,289)	(78,958)	(656,038)	(90,700)

OTHER INCOME (EXPENSE)
Interest income	(15)	-	7	-
Interest expense, related parties	-	-	(608)	-
Interest expense	-	-	(184)	-

Net Loss before Income Taxes	(405,304)	(78,958)	(656,823)	(90,700)

Income tax expense	-	-	-	(50)

Net Loss	$(405,304)	$(78,958)	$(656,823)	$(90,750)

Basic and diluted (loss) per share	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Basic and diluted weighted average shares outstanding	15,434,714	9,000,000	15,318,006	9,000,000

The accompanying notes are an integral part of these condensed financial statements.

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

For Six Months Ended June 30, 2014 and 2013

(unaudited)

	For Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net loss	$(656,823)	$(90,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	898	-
Contributed services	3,000	66,217
Expenses paid by shareholders	-	15,483
Shares issued for services	41,500	9,000
Imputed interest - related party	608	-
Changes in operating assets and liabilities
Advances - related parties	(302)	-
Prepaid expense	(8,936)	-
Accounts payable and accrued expenses	82,139	-
Accounts payable - related party	48,896	50
Accrued compensation	372,000	-

Net cash used in operating activities	(117,020)	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Convertible loan payable	130,000	-

Net cash provided by financing activities	130,000	-

Net increase (decrease) in cash	12,980	-

Cash, beginning of period	-	-

Cash, end of period	$12,980	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$50
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), (the “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has generated no revenues to date. Prior to the Share Exchange Agreements discussed below, other than issuing shares to its original shareholder, the Company never commenced any operational activities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended June 30, 2014 and June 30, 2013 is unaudited. The balance sheet as of December 31, 2013 is derived from audited financial statements of eWellness Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and the Form 8-K/A filed on August 6, 2014.

Share Exchange Agreement

On April 11,2014, Digntye, Inc. (“Dignyte”), a publicly held Nevada corporation and eWellness Corporation (“Private Co”), a privately held company incorporated in Nevada, executed a Share Exchange Agreement (or “Initial Exchange Agreement”). Prior to the execution and delivery of the final Amended and Restated Share Exchange Agreement (the “Agreement”), the Board of Directors of Dignyte approved the Agreement and the transactions contemplated thereby. Similarly, the Board of Directors of the Private Co. approved the exchange. On April 25, 2014, Dignyte amended its certificate of incorporation to change its corporate name from “Dignyte, Inc.” to “eWellness Healthcare Corporation.”

Pursuant to the Agreement, eWellness Healthcare Corporation issued 9,200,000 shares of unregistered common stock, $.001 par value (the “common stock”) to the shareholders of the Private Co. in exchange for all outstanding shares of the Private Co.’s common stock. In addition, our former chief executive officer agreed: (i) to tender 5,000,000 shares of common stock back to the Company for cancellation; (ii) assign from his holdings, an additional 2,500,000 shares to the shareholders of the Private Co. resulting in a total of 11,700,000 shares owned by those shareholders; and, (iii) to a further assignment of an additional 2,100,000 shares to other parties as stated therein (collectively, the “CEO Stock Actions”).

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

As the parties satisfied all of the closing conditions, on April 30, 2014, we closed the Share Exchange. As a result, the Private Co. shareholders own approximately 76.97% of our issued and outstanding common stock, after giving effect to CEO Stock Actions.

Following the Share Exchange, we abandoned our prior business plan and we are now pursuing the Private Co.’s historical businesses and proposed businesses. The Private Co. is the surviving company under the share exchange and became a wholly owned subsidiary of the Company.

Prior to the Share Exchange Agreement, Dignyte was considered a shell company, as defined in SEC Rule 12b-2. For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination. Consequently, the transaction is accounted for as a reverse-merger and recapitalization. eWellness Corporation is the acquirer for financial reporting purposes and Dignyte, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the transactions are those of eWellness Corporation and are recorded at the historical cost basis of eWellness Corporation, and the consolidated financial statements after completion of the transaction include the assets, liabilities and operations of eWellness Healthcare Corporation, and eWellness Corporation from the closing date of the transaction. Additionally all historical equity accounts and awards of eWellness Corporation, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the transaction.

Private Co. is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. The Company’s activities are subject to significant risks and uncertainties, including failure to secure funding to operationalize the Company’s business plan.

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 6, 2014. At the execution of the Share Exchange Agreement, the total number of shares of common stock outstanding was 15,200,000.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

Going Concern

The accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended June 30, 2014, the Company has no revenues. As of June 30, 2014, the Company had an accumulated deficit of $1,218,517. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.

Deferred Offering and Acquisition Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs will be charged against the capital raised. Should the offering be terminated, the deferred offering costs will be charged to operations during the period in which the offering is terminated. Direct acquisition costs will be expensed as incurred.

Fair Value of Financial Instruments

The Company complies with the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the

Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

Level 1 – quoted market prices in active markets for identical assets or liabilities.

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2014 and 2013, the Company did not have Level 1, 2, or 3 financial assets or liabilities.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity to the Company of three months or less.

Property and Equipment

Property and equipment consists of assets with useful lives longer than one year. Useful lives for assets have been determined to be 5 years for the Company.

Revenue Recognition

The Company has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Research and Development

Research and development is primarily related to developing and improving methods related to our distance monitored physical therapy program. Research and development expenses are expensed when incurred. During the six month periods ended June 30, 2014 and 2013, there were $30 and $1,804 of research and development expenses, respectively, incurred that were paid by a related party.

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the period ended June 30, 2014, no dilutive shares are added into the loss per share calculations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements presentation.

In May 2014, the Financial Accounting Standards Board issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers. Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance. This guidance will be effective for fiscal 2017 and will be required to be applied retrospectively. We will evaluate the impact of this pronouncement on our financial statements when we commence operations and begin to generate revenue.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

In June, 2014, the Financial Accounting Standards Board issued ASU No. 2014-10 relating to the elimination of developmental stage presentation in financial reporting. With this quarterly report for the six months ended June 30, 2014, management has adopted provisions of this update.

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $4,214 less accumulated depreciation of $562 at June 30, 2014. Depreciation expense was $421 for the period ended June 30, 2014. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for computer equipment.

Note 4. Related Party Transactions

A company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $54,210 on the Company’s behalf. The amount outstanding as of June 30, 2014 was $48,896. During the period ended June 30, 2014, the Company recorded $608 imputed interest on the amount owed to the related party.

In June, 2014, the Company entered into a license agreement with a company for whom one of our directors is an officer. The agreement is for a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service. The license fee is $20,000 which is due in installments through September 15, 2014. Intellectual property developed as a result of this license will be our property; but the licensing company will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used.

Note 5. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2014 and December 31, 2013, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended June 30, 2014, and June 30, 2013 the Company did not recognize nor accrue for any interest or penalties.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

Note 6. Convertible Note Payable

On March 31, 2014, the Company issued a $30,000 Promissory Note with an interest rate of 12% per annum. Principal and all accrued interest is due and payable on December 31, 2014. The note is automatically converted, upon successful completion of a private placement into the same securities issued in such placement. The conversion rate shall be the price per share realized by investors in the private placement and therefore, the conversion rate and securities to be issued have not yet been determined.

On April 22, 2014, the Company issued a $100,000 Promissory Note with an interest rate of 12% per annum. Principal and all accrued interest is due and payable on December 31, 2014. The note is automatically converted, upon successful completion of a private placement into the same securities issued in such placement. The conversion rate shall be the price per share realized by investors in the private placement and therefore, the conversion rate and securities to be issued have not yet been determined.

Note 7. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of June 30, 2014.

Common Sock

The total number of shares of common stock with the Company shall have authority to issue is 350,000,000 shares with a par value of $0.001.

On May 8, 2014, the Company issued 403,000 shares of common stock to non-employees which vested immediately and recorded $41,500 of consulting services expense. The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

As of the period ended June 30, 2014, the Company has 15,603,000 shares of $0.001 par value common stock issued and outstanding.

Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes including the election of directors. The common stock does not have cumulative voting rights.

Note 8. Commitments, Contingencies

The corporate offices of the Company are located at 11825 Major Street, Culver City, California. These facilities are furnished rent free by one of the Company’s shareholders. An imputed rent expense of $500 per month was recorded to the Statements of Operations and recorded as Additional Paid in Capital on the Balance Sheet for the period ended June 30, 2014.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

In May, the Company signed an Office Service Agreement for office space in New York, New York. A deposit of $8,937 was paid and recorded in prepaid expense. The utilization of the office space begins on August 1, 2014.

In June, 2014, the Company signed a consulting services agreement for the issuance of 168,000 shares of common stock of the Company at the price of the next financing.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Segment Reporting

The Company has one operating segment, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of financial information.

Note 10. Subsequent Events

On or about July 28, 2014, the Company received $25,000 from an accredited investor for the Company’s pending private placement.

On or about August 15, 2014, the Company received $30,000 from an accredited investor for the Company’s pending private placement.

The Company is currently conducting an offering of up to $1,200,000 convertible secured notes and may conduct an initial closing upon receipt of $100,000 (the “Minimum Offering Amount”). Pending completion of the sale of the Minimum Offering Amount, all funds received shall be held in an ordinary bank account of the Company.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three and six months ended June 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As disclosed in the Current Report on form 8-K that filed on May 6, 2014, as amended on June 25, 2014 and on August 6, 2014 we entered into a share exchange agreement pursuant to which we agreed to issue shares of our unregistered common stock to the shareholders of eWellness Corporation, a Nevada corporation (“eWellness”), in exchange for 100% of their then issued and outstanding shares of common stock (the “Share Exchange”), pursuant to which eWellness became our wholly owned subsidiary and the surviving entity.

Following the Share Exchange, we abandoned our prior business plan and are now pursuing eWellness’s historical businesses and proposed businesses. eWellness is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. Our historical business and operations will continue independently.

3

As shown in the financial statements accompanying this Quarterly Report, the Company has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

The Company’s operations and corporate offices are located at 11825 Major Street Culver City, CA, 90230, with a telephone number of (310) 915-9700.

The Company’s fiscal year end is December 31.

Results of Operations for the three and six months ended June 30, 2014 and June 30, 2013.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended June 30, 2014 totaled $405,289 compared to $78,958 for the three months ended June 30, 2013. Operating expenses during the six months ended June 30, 2014 totaled $656,038 compared to $90,700 for the six months ended June 30, 2013. Operating expenses increased primarily as a result of an increase in executive compensation and professional fees.

Net Loss

Net loss during the three months ended June 30, 2014 totaled $405,304 compared to $78,958 for the three months ended June 30, 2013. Net loss during the six months ended June 30, 2014 totaled $656,823 compared to $90,750 for the six months ended June 30, 2013. The increase in the net loss is a result of increased operating expenses as discussed above.

Liquidity and Capital Resources

The Company had $12,980 and $0 cash as of June 30, 2014 and December 31, 2013, respectively.

Net cash used by operating activities was $117,020 for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013.

Net cash provided by financing activities during the six months ended June 30, 2014, was $130,000 compared to $0 for the six months ended June 30, 2013.

We had not yet earned any revenues as of the period ending June 30, 2014. On April 30, 2014, the Company completed an acquisition. (See Note 2 to the financial statements). Even with the acquisition, our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at June 30, 2014 of $30,164. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations. We have secured no sources of loans.

4

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

On April 22, 2014, the Company issued a $100,000 Promissory Note with an interest rate of 12% per annum. Principal and all accrued interest is due and payable on December 31, 2014. The note is automatically converted, upon successful completion of a private placement into the same securities issued in such placement. The conversion rate shall be the price per share realized by investors in the private placement and therefore, the conversion rate and securities to be issued have not yet been determined.

On May 8, 2014, the Company issued 403,000 shares of common stock to non-employees which vested immediately and recorded $41,500 of consulting services expense. The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

In June, 2014, the Company signed a consulting services agreement for the issuance of 168,000 shares of common stock of the Company at the price of the next financing.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act or Rule 506(b) of Regulation D promulgated thereunder, for sales not involving a public offering. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

5

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

eWellness Healthcare Corporation

Date: August 19, 2014	By:	/s/ Darwin Fogt
Darwin Fogt Director and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2014	By:	/s/ David Markowski
David Markowski, Chief Financial Officer (Principal Financial and Accounting Officer)

7