Form 10-Q/A
period 2014-03-31
eWELLNESS HEALTHCARE Corp
filed 2014-10-02
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Amendment No. 2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-181440

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	26-1607874
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11825 Major Street, Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note: This Amendment No. 2 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014 as filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Filing”), as amended on August 6, 2014 (the “Amendment,” together with the Original Filing, the “Form 10-Q”). The Company is filing this Amendment in response to comments received from the Staff of the SEC solely to amend:

1)	Part I - Item 1, “Financial Statements” to include a discussion of the potential impacts of a Rule 419 violation in Note 8, Subsequent Events;

2)	Part I - Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ to include a discussion of the potential Rule 419 violation;

3)	Part I - Item 4 “Controls and Procedures” to include a discussion of a material weakness identified subsequent to the Original Filing, the actions taken to remediate such material weakness; and,

4)	Part II - Item 6 “Exhibits” to indicate that the new certifications by the Company’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to this Amendment.

No other changes have been made to the Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth herein, does not modify or update in any way disclosures made in the Form 10-Q.

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

On May 1, 2014, we sold 1,000,000 shares of our common stock (the “Converted Offering”) to investors who initially purchased our common stock pursuant to the terms of our prospectus dated September 18, 2012 (the “Prospectus”) at a price of $0.10 per share for a total offering amount of $100,000. The purchase price was paid as follows: $.09 per share in cash from the Rule 419 Trust Account Balance and $0.01 per share which investors previously paid to us in connection with our Rule 419 offering discussed below.

We previously offered for sale in a direct public offering 1,000,000 shares of our common stock, pursuant to Rule 419 of the Securities Act (the “419 Transaction”) and filed a Registration Statement on Form S-1 (File No. 333-181440) that was declared effective by the SEC on September 14, 2012 (the “419 Registration Statement”), to which the Prospectus relates. We sold 1,000,000 shares of our common stock (the “Shares”) to investors for total subscription proceeds of $100,000 pursuant to the Registration Statement. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

eWELLNESS HEALTHCARE CORPORATION

(Formerly Dignyte, Inc.)

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

March 31, 2014

(unaudited)

Prior to the Share Exchange, we were considered a “blank check” company and a “shell” company and therefore, needed to fully comply with Rule 419 under the Securities Act. Among other things, Rule 419 requires that we deposit the securities being offered and proceeds of the offering contemplated by the Registration Statement into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, we were required to file a post effective amendment to the Registration Statement containing the same information as found in a Form 10 registration statement, upon the execution of the definitive Share Exchange Agreement. As part of the 419 Transaction, we were also required to file and mail a proxy statement pursuant to Section 14(a) of the Exchange Act, pursuant to which our stockholders needed to vote at a special meeting of stockholders to approve, among other things, the Share Exchange Agreement and the transactions contemplated therein. However, Rule 419 also required that the Share Exchange occur on or before March 14, 2014, but it did not. Accordingly, to accomplish the goals originally contemplated upon entering into the initial Share Exchange Agreement with eWellness, and in light of the good working relationship the parties established, the parties agreed that we would enter into the Amended and Restated Share Exchange Agreement reflecting the following transaction structure: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act and (ii) seek to convert the participants of the 419 transaction into participants of a similarly termed private offering (the “Converted Offering”). We filed the Form 8A on May 1, 2014 and received consent from all of the participants of the 419 Transaction to instead participate in the Converted Offering (the “Consent”). As a result, the issuance of the Shares was exempt from registration in reliance upon Regulation D of the 1933 Act; the Shares are classified as permanent equity.

The parties also agreed that we would withdraw the Registration Statement and file a new Registration Statement on Form S-1 to register all of the shares of common stock issued in the Converted Offering and all of the shares of common stock underlying the securities issued pursuant to the Private Placement, within 90 days of the closing of the Share Exchange; although more than 90 days have past since we closed the Share Exchange, none of the investors have expressed any concern or issue regarding same.

By virtue of their specific instructions in the Consent, to use their portion of the Trust Account Balance to purchase shares in the Converted Offering, we believe we took reasonable steps to inform investors of the situation and provided them with an appropriate opportunity to maintain their investment in the Company, if they so chose, or to have their funds physically returned. However, comments we received from the SEC indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame. Consequently, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In addition, after numerous discussions with its counsel and past management, Management believes the Consent received from the participants to convert their escrowed funds into the private offering constituted a constructive return of the funds and therefore, does not believe that a reserve is warranted or appropriate.

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

Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

The closing of the Initial Exchange Agreement with Private Co. was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. However, Rule 419 required that the Share Exchange occur on or before March 18, 2014, but due to normal negotiations regarding the transactions and the parties efforts to satisfy all of the closing conditions, the Share Exchange did not close on such date. Accordingly, after numerous discussions with management of both parties, they entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the 419 transaction into participants of a similarly termed private offering (the “Converted Offering”), to be conducted pursuant to Regulation D, as promulgated under the Securities Act.

However, pursuant to Rule 419(e)(2)(iv), “funds held in the escrow or trust account1 shall be returned by first class mail or equally prompt means to the purchaser within five business days [if the related acquisition transaction does not occur by a date that is 18 months after the effective date of the related registration statement].” As set forth above, rather than physically return the funds, we sought consent from the investors of the 419 transaction to direct their escrowed funds to purchase shares in the Converted Offering. The consent document was given to the investors along with a private placement memorandum describing the Converted Offering and stated that any investor who elected not to participate in the Converted Offering would get 90% of their funds physically returned.

52 persons participated in the 419 Offering and each of them gave the Company his/her/its consent to use his/her/its escrowed funds to purchase shares of the Company’s restricted common stock in the Converted Offering. To avoid further administrative work for the investors, we believe that we took reasonable steps to inform investors of the situation and provided them with an appropriate opportunity to maintain their investment in the Company, if they so chose, or have their funds physically returned. As Management believes the Consent it received from the participants constituted a constructive return of the funds, it does not believe that a reserve is warranted or appropriate.

Comments we received from the SEC indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame. Consequently, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419.

This Amendment is being filed in response to comments from the SEC regarding the Current Report on Form 8-K that the Company initially filed on May 6, 2014 and later amended, as well as our quarterly report on Form 10-Q for the quarter ended March 31, 2014; many of those comments pertain to the Company’s potential violation of Rule 419. The Company has continued to provide the SEC with information and analysis as to why it believes it did not violate Rule 419, but the SEC has not agreed with the Company’s assessments thus far. It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

1 Pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned. Here, the Company received $100,000 proceeds and used $10,000 as per Rule 419(b)(2)(vi); therefore, only $90,000 was subject to possible return.

Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based solely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

Along with the written confirmations and other documentation provided by the Company’s previous Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation in connection with the Original Filing, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. This evaluation followed the conversion (the “Conversion”) of an offering conducted pursuant to Rule 419 (the “419 Offering”) of the Securities Act of 1933, as amended (the “Securities Act”) into a private offering conducted pursuant to Rule 506(b) of Regulation D, as promulgated under the Securities Act (the “Private Placement”). When management realized that it could no longer conduct an offering pursuant to Rule 419, because the Company did not complete the acquisition transaction within the required 18 month time frame, it sought consent from the participants of the 419 Offering (the “Investors”) to direct the funds that were escrowed for such offering to purchase restricted shares of the Company’s common stock in the Private Placement instead. The Company received consent from 100% of the Investors to use their previously submitted funds to instead participate and receive shares pursuant to the Private Placement. As a result, we do not believe we violated Rule 419 or that it was an issue and therefore, the Conversion did not prevent us from concluding that our disclosure controls and procedures were effective; additionally, we did not disclose any issues with our internal controls over financial reporting.

However, following receipt of numerous comments from the Securities and Exchange Commission regarding our ability to effect the Conversion, we recognize that the SEC may determine that we violated Rule 419 of the Securities Act and that we should have disclosed this potential violation and related liability in our filings. Therefore, in conjunction with the filing of this Amendment, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on this re-evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness were:

●	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Specifically, there is limited review of financial reporting and policies and procedures have not yet been implemented to analyze, document, monitor and report on non-routine and complex transactions that require management estimation or judgment.

●	The Company does not have adequate controls and procedures or an internal audit function to detect errors in accounting for certain of its financing transactions.

●	The lack of sufficient controls in place to ensure that all disclosures required were addressed in our financial statements, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. Following the Share Exchange, we appointed Mr. Markowski as our Chief Financial Officer. Management believes that the appointment of additional management personnel will lead to increased oversight over the accounting and reporting function. As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions. We also plan to supply enhanced training and education on principles related to accounting for financing transactions, when funds allow.

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

eWellness Healthcare Corporation

Date: October 2, 2014	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: October 2, 2014	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

