Form 10-Q/A
period 2014-06-30
eWELLNESS HEALTHCARE Corp
filed 2014-10-02
CIK 1550020

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer [ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2014 was 15,603,000 shares.

Explanatory Note: This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014 as filed with the Securities and Exchange Commission on August 19, 2014 (the “Original Filing”).The Company is filing this Amendment in response to comments received from the Staff of the SEC solely to amend:

1)	Part I - Item 1, “Financial Statements” to revise Note 8, “Commitments, Contingencies” to include a discussion about the potential impacts of a Rule 419 violation;

2)	Part I - Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include a discussion of the potential Rule 419 violation; and,

3)	Part II - Item 6 “Exhibits” to indicate that the new certifications by the Company’s principal executive and principal financial officer, as required by Rule 12b-15, are filed as exhibits to this Amendment.

No other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth herein, does not modify or update in any way disclosures made in the Original Filing.

Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the original filing

2

3

PART I - FINANCIAL INFORMATION

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Financial Statements

June 30, 2014

(unaudited)

As the parties satisfied all of the closing conditions, on April 30, 2014, we closed the share exchange transaction contemplated by the Agreement (the “Share Exchange”). As a result, the Private Co. shareholders own approximately 76.97% of our issued and outstanding common stock, after giving effect to CEO Stock Actions.

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

From time to time the Company may become a party to litigation matters involving claims against the Company. Other than as set forth below, Management does not believe that there are any current matters that would have a material effect on the Company’s financial position or results of operations.

The closing of the Initial Exchange Agreement with Private Co. was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. However, Rule 419 required that the Share Exchange occur on or before March 18, 2014, but due to normal negotiations regarding the transactions and the parties efforts to satisfy all of the closing conditions, the Share Exchange did not close on such date.Accordingly, after numerous discussions with management of both parties, they entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the 419 transaction into participants of a similarly termed private offering (the “Converted Offering”), to be conducted pursuant to Regulation D, as promulgated under the Securities Act.We received consent from all of the participants of the 419 Transaction to instead direct their funds into the Converted Offering (the “Consent”). As a result, the issuance of the Shares was exempt from registration in reliance upon Regulation D of the 1933 Act; the Shares are classified as permanent equity.

However, pursuant to Rule 419(e)(2)(iv), “funds held in the escrow or trust account shall be returned by first class mail or equally prompt means to the purchaser within five business days [if the related acquisition transaction does not occur by a date that is 18 months after the effective date of the related registration statement].” As set forth above, rather than physically return the funds, we sought consent from the investors of the 419 transaction to direct their escrowed funds to purchase shares in the Converted Offering.The consent document was given to the investors along with a private placement memorandum describing the Converted Offering and explained that any investor who elected not to participate in the Converted Offering would get 90% of their funds physically returned.

By virtue of their specific instructions in the Consent, to direct their portion of the Trust Account Balance to purchase shares in the Converted Offering, we believe took reasonable steps to inform investors of the situation and provided them with an appropriate opportunity to maintain their investment in the Company, if they so chose, or to have their funds physically returned.However, comments we received from the SEC indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame. Consequently, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419.

Litigationand enforcementactions are inherentlyunpredictable,the outcomeof any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In addition, after numerous discussions with its counsel and past management, Management believes the Consent received from the participants to convert their escrowed funds into the private offering constituted a constructive return of the funds and therefore, does not believe that a reserve iswarranted or appropriate.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,”“should,”“expects,”“plans,”“anticipates,”“believes,”“estimates,”“predicts,”“potential,”“proposed,”“intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

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

4

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

5

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

However, pursuant to Rule 419(e)(2)(iv), “funds held in the escrow or trust account[1]shall be returned by first class mail or equally prompt means to the purchaser within five business days [if the related acquisition transaction does not occur by a date that is 18 months after the effective date of the related registration statement].” As set forth above, rather than physically return the funds, we sought consent from the investors of the 419 transaction to direct their escrowed funds to purchase shares in the Converted Offering. The consent document was given to the investors along with a private placement memorandum describing the Converted Offering and stated that any investor who elected not to participate in the Converted Offering would get 90% of their funds physically returned.

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

2 Pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned. Here, the Company received $100,000 proceeds and used $10,000 as per Rule 419(b)(2)(vi); therefore, only $90,000 was subject to possible return.

6

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith

7

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

8