Form 10-Q
period 2014-09-30
eWELLNESS HEALTHCARE Corp
filed 2014-11-19
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on November 17, 2014 was 16,421,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,474	$-
Advances - related party	683	-
Prepaid Expenses	32,491	4,770

Total current assets	35,648	4,770

Property & equipment, net	3,442	4,074

TOTAL ASSETS	$39,090	$8,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,016	$-
Accounts payable - related party	52,616	-
Accrued compensation	219,500	-
Contingent liability	90,000	-
Convertible loans payable	130,000	-

Total current liabilities	646,132	-

Total Liabilities	646,132	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	$-	$-
Common stock, authorized 350,000,000 shares, $.001 par value, 15,603,000 and 9,000,000 issued and outstanding, respectively	15,603	9,000
Shares to be issued	58,000	-
Additional paid in capital	890,554	561,538
Accumulated deficit	(1,571,199)	(561,694)

Total Stockholders’ Equity (Deficit)	(607,042)	8,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,090	$8,844

The accompanying notes are an integral part of these condensed consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
TOTAL REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Executive compensation	186,000	169,116	558,000	235,333
General and administrative	54,849	11,841	164,609	34,520
Professional fees	13,234	-	187,483	-
Contingent liability expense	90,000	-	90,000	-
Research and development - related party	-	902	30	2,706

Total Operating Expenses	344,083	181,859	1,000,122	272,559

Net Loss from Operations	(344,083)	(181,859)	(1,000,122)	(272,559)

OTHER INCOME (EXPENSE)
Interest income	-	-	7	-
Interest expense, related parties	(1,011)	-	(1,619)	-
Interest expense	(7,587)	-	(7,771)	-

Net Loss before Income Taxes	(352,681)	(181,859)	(1,009,505)	(272,559)

Income tax expense	-	-	-	(50)

Net Loss	$(352,681)	$(181,859)	$(1,009,505)	$(272,609)

Basic and diluted (loss) per share	$(0.02)	$(0.01)	$(0.07)	$(0.03)

Basic and diluted weighted average shares outstanding	15,603,000	9,000,000	15,414,048	9,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For Nine Months Ended September 30, 2014 and 2013

(unaudited)

	For Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net loss	$(1,009,505)	$(272,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,348	-
Contributed services	292,500	238,833
Expenses paid by shareholders	-	24,676
Shares issued for services	41,500	9,000
Imputed interest - related party	1,619	-
Changes in operating assets and liabilities
Advances - related parties	(683)	-
Prepaid expense	(28,437)	-
Accounts payable and accrued expenses	154,016	-
Accounts payable - related party	52,616	100
Contingent liability	90,000	-
Accrued compensation	219,500	-

Net cash used in operating activities	(185,526)	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Common stock subscribed	58,000	-
Convertible loan payable	130,000	-

Net cash provided by financing activities	188,000	-

Net increase (decrease) in cash	2,474	-

Cash, beginning of period	-	-

Cash, end of period	$2,474	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$50
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), (the “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has generated no revenues to date. Prior to the Share Exchange Agreement discussed below, other than issuing shares to its original shareholder, the Company never commenced any operational activities.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended September 30, 2014 and September 30, 2013 is unaudited. The balance sheet as of December 31, 2013 is derived from audited financial statements of eWellness Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2014. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and the Form 8-K filed on August 6, 2014.

Share Exchange Agreement

On April 11, 2014, Digntye, Inc. (“Dignyte”), a publicly held Nevada corporation and eWellness Corporation (“Private Co”), a privately held company incorporated in Nevada, executed a Share Exchange Agreement (or “Initial Exchange Agreement”). Prior to the execution and delivery of the final Amended and Restated Share Exchange Agreement (the “Agreement”), the Board of Directors of Dignyte approved the Agreement and the transactions contemplated thereby. Similarly, the Board of Directors of the Private Co. approved the exchange. On April 25, 2014, immediately prior to the execution and delivery of the Agreement, Dignyte amended its certificate of incorporation to change its corporate name from “Dignyte, Inc.” to “eWellness Healthcare Corporation.”

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Going Concern

The accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended September 30, 2014, the Company has no revenues. As of September 30, 2014, the Company had an accumulated deficit of $1,571,199 and current liabilities of $646,132 (including $90,000 contingently reserved and $130,000 payable to investors as more fully described in Note 8).

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

The Company will need to obtain additional financings to meet their current obligations (including amounts owed to investors) and to fund future development activities. As result of a Rule 419 violation (see Note 8), these fund raising activities will be very challenging, and perhaps, not possible. Failure to obtain additional financings will have a material, adverse impact on the Company’s operations and financial condition.

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

As of September 30, 2014 and 2013, the Company did not have Level 1, 2, or 3 financial assets or liabilities.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Research and Development

Research and development is primarily related to developing and improving methods related to our distance monitored physical therapy program. Research and development expenses are expensed when incurred. During the nine month periods ended September 30, 2014 and 2013, there were $30 and $2,706 of research and development expenses, respectively, incurred that were paid by a related party.

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the period ended September 30, 2014, no dilutive shares are added into the loss per share calculations.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $4,215 less accumulated depreciation of $773 at September 30, 2014. Depreciation expense was $632 for the period ended September 30, 2014. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for computer equipment.

Note 4. Related Party Transactions

A company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $57,930 on the Company’s behalf. The amount outstanding as of September 30, 2014 was $52,616. During the period ended September 30, 2014, the Company recorded $1,619 imputed interest on the amount owed to the related party.

In June, 2014, the Company entered into a license agreement with a company for whom one of our directors is an officer. The agreement is for a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service. The license fee is $20,000 which is due in installments through September 15, 2014. Intellectual property developed as a result of this license will be our property; but the licensing company will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. On September 30, 2014, a license agreement amendment was signed wherein the payment of the license fee was extended to December 31, 2014. The licensing fee of $20,000 is being amortized over a ten-year life.

Note 5. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2014 and December 31, 2013, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

The Company did not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and has deferred items consisting entirely of unused Net Operating Losses.. Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended September 30, 2014, and September 30, 2013 the Company did not recognize nor accrue for any interest or penalties.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

Note 6. Convertible Notes Payable

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

Due to the 419 Violation (See Note 8), the Company will be requesting the Promissory Note holders to reconfirm their investment and initial desire to have such notes converted into the private placement.

Note 7. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of September 30, 2014.

Common Stock

The total number of shares of common stock with the Company shall have authority to issue is 350,000,000 shares with a par value of $0.001. Holders of shares of common stock are entitled to cast one vote for each share held at all stockholders’ meetings for all purposes including the election of directors. The common stock does not have cumulative voting rights. As of the period ended September 30, 2014, the Company has 15,603,000 shares of $0.001 par value common stock issued and outstanding.

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

On or about July 8, 2014, the Company received $3,000 from an accredited investor for the Company’s pending private placement. The shares have not yet been issued.

On or about July 28, 2014, the Company received $25,000 from an accredited investor for the Company’s pending private placement. The shares have not yet been issued.

On or about August 15, 2014, the Company received $30,000 from an accredited investor for the Company’s pending private placement. The shares have not yet been issued.

The Company is currently conducting an offering of up to $1,200,000 convertible secured notes and may conduct an initial closing upon receipt of $100,000 (the “Minimum Offering Amount”).

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

Note 8. Commitments, Contingencies

The corporate offices of the Company are located at 11825 Major Street, Culver City, California. These facilities are furnished rent free by one of the Company’s shareholders. An imputed rent expense of $500 per month was recorded to the Statements of Operations and recorded as Additional Paid in Capital on the Balance Sheet for the period ended September 30, 2014.

In May 2014, the Company signed an Office Service Agreement for office space in New York, New York. A deposit of $8,937 was paid and recorded in prepaid expense. The utilization of the office space began on August 1, 2014.

In June 2014, the Company signed a consulting services agreement for the issuance of 168,000 shares of the Company’s common stock; the shares were issued in October, 2014.

Prior to the Share Exchange, we were considered a “blank check” company and a “shell” company. The closing of the Initial Exchange Agreement with Private Co. was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. Accordingly, we conducted a “Blank Check” offering subject to Rule 419 (the “Rule 419 Offering”) and filed a Registration Statement on Form S-1 to register the shares of such offering; the Registration Statement was declared effective on September 14, 2012. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in the escrow trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

However, Rule 419 required that the Share Exchange occur on or before March 18, 2014, but due to normal negotiations regarding the transactions and the parties’ efforts to satisfy all of the closing conditions, the Share Exchange did not close on such date. Accordingly, after numerous discussions with management of both parties, they entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the Rule 419 Offering into participants of a similarly termed private offering (the “Converted Offering”), to be conducted pursuant to Regulation D, as promulgated under the Securities Act. We received consent from all of the participants of the Rule 419 Offering to instead direct their funds to be used to purchase shares of the Company’s restricted common stock in the Converted Offering (the “Consent”). We believed this also avoided the further administrative work for the investors of necessitating sending checks back and forth.

However, pursuant to Rule 419(e)(2)(iv), “funds held in the escrow or trust account shall be returned by first class mail or equally prompt means to the purchaser within five business days [if the related acquisition transaction does not occur by a date that is 18 months after the effective date of the related registration statement].” As set forth above, rather than physically return the funds, we sought confirmation from the investors of the Rule 419 Offering to instead invest their escrowed funds to into the Converted Offering, unless they informed us that they wanted their funds returned to them. The consent document, which was essentially a form of rescission notice, was given to the investors along with a private placement memorandum describing the Converted Offering and explained that any investor who elected not to participate in the Converted Offering would get 90% of their funds physically returned (pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned).

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

By virtue of their specific instructions in the Consent, to direct their portion of the Trust Account Balance to purchase shares in the Converted Offering, we believe took reasonable steps to inform investors of the situation and provided them with an appropriate opportunity to maintain their investment in the Company, if they so chose, or to have their funds physically returned. And therefore, believed we constructively complied with Rule 419, which at the time, we thought was sufficient.

Prior to this Report, we have received various comments from the SEC with regard to our disclosure and assessment related to our use of Rule 419. After providing responses and analysis as to why we believe we did not violate Rule 419, based upon latest communications with SEC personnel reviewing same, they do not agree with the Company’s assessments provided prior hereto. Comments and communications indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame; constructive return is not permitted. Additionally, more recent SEC communications question the way in which we carried out the related financing after the Share Exchange was not complete by the required deadline imposed by Rule 419.

As a result of these communications and past comments, we think it is necessary to disclose that we did not comply with the requirements of Rule 419, which required us to physically return the funds previously submitted to escrow pursuant to the Rule 419 Offering. As a result of our failure to comply with Rule 419, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions will impair our ability to raise additional financings, could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation. In light of the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

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

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be contemplated above, management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 9. Segment Reporting

The Company has one operating segment, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of financial information.

Note 10. Subsequent Events

In October 2014, the Company signed an advisory services agreement that provides for the issuance of 450,000 shares of the Company’s common stock. These shares were issued in October.

In October, 2014, the Company issued 200,000 shares of the Company’s common stock to one of its directors according to terms of his appointment per the Board of Directors meeting held on June 3, 2014.

In October, 2014 the Company issued 168,000 shares of the Company’s common stock to a consulting services firm according to terms of a consulting services agreement signed in June, 2014.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three and nine months ended September 30, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013and the Company’s Form 8K/A filed on October 2, 2014.

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

As disclosed in the Current Report on Form 8-K that filed on May 6, 2014, as amended on June 25, 2014, as amended on August 6, 2014, as amended on October 2, 2014 we entered into a share exchange agreement pursuant to which we agreed to issue shares of our unregistered common stock to the shareholders of eWellness Corporation, a Nevada corporation (“eWellness”), in exchange for 100% of their then issued and outstanding shares of common stock (the “Share Exchange”), pursuant to which eWellness became our wholly owned subsidiary and the surviving entity.

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

Results of Operations for the three and nine months ended September 30, 2014 and September 30, 2013.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2014 totaled $344,083 compared to $181,859 for the three months ended September 30, 2013. Operating expenses during the nine months ended September 30, 2014 totaled $1,000,122 compared to $272,559 for the nine months ended September 30, 2013. Operating expenses increased primarily as a result of an increase in executive compensation and professional fees.

Interest Expense.

Interest expense, including interest expense–related parties, was $8,598 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively. Interest expense, including interest expense-related parties, was $9,390 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase was primarily related to costs of borrowing from unrelated parties.

Net Loss

Net loss during the three months ended September 30, 2014, totaled $352,681 compared to $181,859 for the three months ended September 30, 2013. Net loss during the nine months ended September 30, 2014, totaled $1,009,505 compared to $272,609 for the nine months ended September 30, 2013. The increase in the net loss is a result of increased operating expenses as discussed above.

Liquidity and Capital Resources

The Company had $2,474 and $0 cash as of September 30, 2014 and December 31, 2013, respectively.

Net cash used in operating activities was $185,526 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013.

Net cash provided by financing activities during the nine months ended September 30, 2014, was $188,000 compared to $0 for the nine months ended September 30, 2013.

We had not yet earned any revenues as of the period ending September 30, 2014. On April 30, 2014, the Company completed an acquisition. (See Note 2 to the financial statements). Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at September 30, 2014 of $39,090. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all. We have secured no sources of loans.

Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

The closing of the Initial Exchange Agreement with Private Co. was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. Accordingly, we conducted a “Blank Check” offering subject to Rule 419 (the “Rule 419 Offering”) and filed a Registration Statement on Form S-1 to register the shares of such offering; the Registration Statement was declared effective on September 14, 2012. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in the escrow trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

Rule 419 required that the Share Exchange occur on or before March 18, 2014, but due to normal negotiations regarding the transactions and the parties’ efforts to satisfy all of the closing conditions, the Share Exchange did not close on such date. Accordingly, after numerous discussions with management of both parties, they entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the Rule 419 Offering into participants of a similarly termed private offering (the “Converted Offering”), to be conducted pursuant to Regulation D, as promulgated under the Securities Act.

Fifty-two persons participated in the Rule 419 Offering and each of them gave the Company his/her/its consent to use his/her/its escrowed funds to purchase shares of the Company’s restricted common stock in the Converted Offering (the “Consent”) rather than have their funds returned. To avoid further administrative work for the investors, we believe that we took reasonable steps to inform investors of the situation and provided them with an appropriate opportunity to maintain their investment in the Company, if they so choose, or have their funds physically returned. Management believed the steps it took constituted a constructive return of the funds and therefore met the requirements of Rule 419.

However, pursuant to Rule 419(e)(2)(iv), “funds held in the escrow or trust account[2] shall be returned by first class mail or equally prompt means to the purchaser within five business days [if the related acquisition transaction does not occur by a date that is 18 months after the effective date of the related registration statement].” As set forth above, rather than physically return the funds, we sought consent from the investors of the Rule 419 Offering to direct their escrowed funds to the Company to instead purchase shares in the Converted Offering. The consent document was given to the investors along with a private placement memorandum describing the Converted Offering and stated that any investor who elected not to participate in the Converted Offering would get 90% of their funds physically returned. (Pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned.)

As disclosed in the prior amendments to the Initial Form 8-K, we have filed the prior amendments in response to comments from the SEC regarding the Form 8-K and many of those comments pertain to the Company’s potential violation of Rule 419. Although the Company has continued to provide the SEC with information and analysis as to why it believes it did not violate Rule 419, based upon latest communications with the persons reviewing the Form 8-K, they do not agree with the assessments the Company presented to them. Comments and communications indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame; constructive return is not permitted.

As a result of these communications and past comments, we are disclosing that we did not comply with the requirements of Rule 419, which required us to physically return the funds previously submitted to escrow pursuant to the Rule 419 Offering. As a result of our failure to comply with Rule 419, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In light of the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below.

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

In June, 2014, the Company appointed an additional member to the Board of Directors. This new member is to be issued 200,000 shares of common stock.

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

ITEM 2. EXHIBITS

Exhibit No.	Description
10.1	License Agreement with Bistromatics, Inc. dated June 23, 2014 (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K that was filed on June 25, 2014)

10.2	Addendum to License Agreement with Bistromatics, Inc. dated September 30, 2014*
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT **

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

Date: November 19, 2014	By:	/s/ Darwin Fogt
Darwin Fogt Director and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2014	By:	/s/ David Markowski
David Markowski, Chief Financial Officer (Principal Financial and Accounting Officer)

