Form 10-K
period 2014-12-31
eWELLNESS HEALTHCARE Corp
filed 2015-04-07
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Louis Taubman, Esq.

Hunter Taubman Weiss

130 W. 42nd Street, Floor 10

New York, NY 10036

(917) 512-0827

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $0.00.

The number of shares of Common Stock, $0.001 par value, outstanding on April 7, 2015 is 16,421,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2014

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

Throughout this Annual Report references to “we”, “our”, “us”, “eWellness”, “the Company”, and similar terms refer to eWellness Healthcare Corporation and its wholly owned subsidiary.

ITEM 1. BUSINESS

eWellness was incorporated in Nevada in May 2013. Following a share exchange we completed in April 2014, pursuant to which eWellness Corporation, a Nevada corporation became our wholly owned subsidiary, we abandoned our prior business plan and we are now pursuing eWellness Corporation’s historical businesses and proposed businesses. Our historical business and operations will continue independently. eWellness is an early-stage Los Angeles based medical technology company that combines digital physical therapy with progressive in-home exercise programs that includes active real-time monitoring and assessment by physical therapists. Our services are provisioned through our Distance Monitored Physical Therapy (DMpt) Program utilizing our proprietary WWW.PHZIO.COM telemedicine platform initially to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems and in-office visits. Based on today’s insurance landscape, our main revenue source shall come from a combination of in-office and telemedicine visits. Amid ongoing challenges and changes within the healthcare industry, telemedicine is emerging as an increasingly attractive tool for delivering quality medical services.

As of the date of this Report, we have one patient who is fully monitored on our WWW.PHZIO.COM platform with limited insurance reimbursement to date; however, our WWW.PHZIO.COM platform is fully operational and we have completed an 8-week patient in-house study in Los Angeles. (See “Recent Developments” and “Business – PHZIO Platform”)

To date, we have not identified any other program that is designed to provide insurance reimbursable Distance Monitored Physical Therapy Telemedicine that has been specifically designed to help prevent pre-diabetic patients from becoming diabetic and therefore believe that once adequately funded, we will be the first to market with our specific innovative service and program. Our program combines in-office direct-contact physical therapy evaluations, re-evaluations and physical performance testing with an on-line telemedicine exercise program. This business model allows us to bill for traditional in-office patient visits and when insurance companies allow, for our telemedicine exercise program sessions too. We also intend to offer to enroll our patients in a no-cost online healthy living nutrition and meal planning platform to be developed in the second quarter of 2015.

Assuming we receive sufficient financing to do so, we intend to start servicing patients in the second fiscal quarter of 2015 in the Los Angeles metropolitan area, when we also anticipate rolling out our WWW.PHZIO.COM platform. As an innovator of certain services, we are aware that the proposed DMpt services will be launched in an industry with deeply established and regulated billing approaches. For this reason, we designed a business model to succeed in the current billing environment by anticipating that the only reimbursement available to us for the next three years will be generated by using procedures and codes that insurance providers currently accept, even though we believe insurance companies will start providing more telemedicine reimbursement prior to such time given its benefits. Currently, depending on each patient’s insurance coverage, existing codes cover up to 14 in-office visits and/or up to 24 remotely monitored physical therapy sessions during our six month program. Today, some insurance companies do not reimburse for any physical therapy sessions, whether or not they are monitored, and none of the insurance companies within our patient base provide codes that reimburse non-monitored physical therapy sessions. Our plans and goals factor in these non-reimbursed sessions as part of the overall Cost of Goods Sold (COGS); we still believe that we can earn revenues and generate profit based solely on the services for which insurance companies currently provide reimbursement. In light of current insurance practices, we configured four separate reimbursement plans designed to maximize the needs of today’s patient base. Our DMpt system is currently configured to deliver a six month therapy program with at least three sessions per week using a combination of 78 remote monitored and/or remote non-monitored therapy sessions and 6 to 26 in-office visits (number of office visits depend on insurance coverage). This assures us that we will be able to deliver a consistent service to the patients and achieve our internal operating goals without any innovation in the insurance industry codes. While the current, somewhat archaic, reimbursement standards do not reimburse for some aspects of our six month program, based upon feedback from industry leaders, we believe that the regulatory and insurance environment is trending towards a payment structure that will be more favorable to remote monitored and non-monitored programs within the telemedicine sphere, although there can be no guarantee such trend will be realized. Part of our current plan is to compile six months of compelling patient outcomes in the form of a clinical study, to submit to the insurance agencies to encourage the trend towards remote-services based reimbursement and enhance our reimbursement opportunities. Regardless, our business model suggests that we will be able to generate revenues and sustain a profitable business; however, there is no guarantee that we will be able to generate any revenues or realize any profits, as we have yet to launch any of our services. If the insurance industry recognizes the advantages telemedicine can provide to patients, medical professionals and insurance companies, and then more readily provides reimbursement for same, we will stand to earn significant more revenues.

Our Distance Monitored Physical Therapy (“DMpt”) program, including: design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had great success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He is able to recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

Our History

We entered into a share exchange agreement (the “Initial Exchange Agreement”) pursuant to which we agreed to issue, 9,200,000 shares of our unregistered common stock, $.001 par value (the “common stock”) to the shareholders of eWellness Corporation, a Nevada corporation (“eWellness” or “Private Co.”). In addition, our former chief executive officer agreed to tender 5,000,000 shares of common stock back to the Company for cancellation and also to assign from his holdings an additional 2,500,000 shares to the shareholders of eWellness Corporation resulting in a total of 11,700,000 shares owned by those shareholders, as well as a further assignment of an additional 2,100,000 shares to other parties as stated therein. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

The closing of the Initial Exchange Agreement was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419”) of Regulation C under the Securities Act of 1933, as amended and the consent of our shareholders as required under Rule 419. However, Rule 419 required that the share exchange transaction (the “Share Exchange”) contemplated by the Initial Exchange Agreement occur on or before March 18, 2014. Accordingly, after numerous discussions with management and eWellness, the parties entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the 419 transaction into participants of a similarly termed private offering (the “Converted Offering”). We also agreed to change our name to eWellness Healthcare Corporation to more accurately reflect our new business and operations after the Share Exchange, which occurred and was effective as of April 25, 2014.

As the parties satisfied all of the closing conditions, on April 30, 2014, pursuant to the terms of the Share Exchange Agreement, we purchased 100% of eWellness’ common stock in exchange for 9,200,000 shares of our then outstanding shares of common stock and the share exchange closed. As a result, eWellness became our wholly owned subsidiary and its shareholders owned approximately 76.97% of our then issued and outstanding common stock, after giving effect to the cancellation of 5,000,000 shares of our common stock held by Andreas A. McRobbie-Johnson, our former chief executive officer and the further assignment of his shares of common stock as described therein.

Recent Developments

In early November 2014, we were advised by the California State Board of Physical Therapy (“CSBPT”) that we could operate our PHZIO.COM platform and bill patients insurance within the Association’s rules in the state of California. That led us to induct sample patients into our PHZIO.COM platform at our Culver City offices and complete an 8-week research study where we successfully billed for telemedicine visits for one of our patients who has Blue Shield insurance.

Following that study, we determined that it would be significantly less expensive to launch our services in California rather than New York, as initially planned. As a result, our introductions to physician offices will now come from existing relationships held by our CEO, Darwin Fogt, rather than from Millennium Healthcare, Inc., (“MHI”). In December 2014, we determined that it was possible to license our PHZIO.com platform to any physical therapy practice under a “White Labeling”1 program in return for a percentage of the reimbursements such therapists receive from patients participating in our PHZIO.COM program; we hope to begin white labeling our PHZIO.COM platform by August 2015. Due to the transition to our PHZIO.COM platform, our relationship with MHI is now more of a marketing arrangement in which they market their cardio testing services to physicians, who may incorporate our platform.

Initially, we believed that our success depended on our ability to maintain our relationship with MHI and their successful marketing and use of our product. We also noted that our initial and sole service contract covered the New York City and northern New Jersey tri-borough area. However, our disclosure as of October 2014 also stated that we had not yet required or utilized MHI’s reimbursement services, nor had MHI marketed our services as of such date, which remains true as of the date of this Report. Frustrated by these results and always seeking different ways to achieve success and break into the market, we realized the opportunity provided by the information from the CSBPT. As a measure to augment our contract with MHI and diversify our revenue base, we have pursued other opportunities revealed by the information from the CSBPT. Below is an illustration of the ways in which our PHZIO.COM platform may likely reduce costs and improve patient outcomes. In light of the potential created by our platform and the Association’s rules, we moved our initial focus and efforts from the New York/New Jersey area to California.

1 “White-labeling” is the strategy in which a company (the marketer) rebrands another company’s (the producer) product to make it appear as if the marketer had made it.

As of the date of this Report, we accomplished the following:

What We Have Built To Date: Over the last two and one-half years in four phases we have conceptualized, developed, designed, programed, built and tested our PHZIO.COM telemedicine platform.

Phase I: Q-3 and Q4 2013 and all of 2013: Designed unique exercise video-based program and designed PHZIO video & telemedicine platform and designed exercise programs.

Phase II: Q-1 and Q-2 2014: Filmed 78 unique 40 minute exercise programing.

Phase III: Q-3 2014: Finalized programing of our PHZIO.COM video management platform and two way interactive telemedicine program.

Phase IV: Q-4 2014: Pilot Study with 8 sample patients working out three days per week for 8-weeks; patients were 100% compliant with the regimen.

The Physical Therapy Telemedicine Space

One of the most promising and rapidly developing areas of healthcare and rehabilitation is telemedicine – the use of telecommunication technologies to provide health information, assessment, monitoring, and treatment to individuals with chronic conditions from a distance. Increasingly, insurers, healthcare providers, and technology vendors are using telemedicine solutions and services to make medical intervention both more convenient and accessible to patients to raise the quality of care while reducing costs. (Herrick 2007).

Low back pain is second only to upper respiratory problems as a symptom-related reason for visits to a physician. (Andersson 1999 Hart 1995). By 2023, the estimated cost of chronic conditions including low back pain and diabetes including treatment and lost productivity will swell to $4.2 trillion annually. (Deyo 2001). Home-based telemedicine holds promise as an effective method for providing physical therapy exercise programs to these segments of our populations including people with back, hip and knee pain and for those individuals who may be pre-diabetic and/or are obese.

Physical therapy intervention including core muscle strengthening exercise along with lumbar flexibility and gluteus maximus strengthening is an effective rehabilitation technique for all chronic low back pain patients irrespective of different duration (less than one year and more than one year) of their pain. (Kumar 2014). It has also been widely proven that strengthening and aerobic exercises are effective at reducing symptoms and preventing knee pain among patients with osteoarthritis and other painful knee conditions. (Senanik 2012).

Physical therapy intervention is becoming an increasingly accepted mode of intervention delivery and policy recommendations have been made to State Boards of Physical Therapy. (Julian 2014). The PHZIO.COM platform complies and exceeds the recommendations for physical therapy intervention delivered via telemedicine.

The PHZIO.COM platform eliminates the barrier of transportation, offers participants the flexibility of exercising at their preferred time of day, and does not involve as much energy or time necessary to get to an exercise or fitness facility.

Traditionally, physical therapy exercise programs are based upon exercise and education provisioned by physical therapist to patients at a brick and mortar facility using a face-to-face model of care. Over the past three years, we have conceptualized, designed, engineered, tested and deployed our PHZIO.COM platform.

PHZIO Platform

Our PHZIO.COM 6-month 78 session 40-minute on-line distance monitored telemedicine exercise program is a physician prescribed (insurance reimbursable) physical therapy exercise program designed around an exercise kit that includes: an inflatable exercise ball, latex resistance bands, a yoga mat and stretch strap that provides a comprehensive exercise regimen that minimizes stress on the joints while allowing for hundreds of progressive exercises that focus on strength, balance, cardiovascular conditioning, coordination and flexibility.

●	Our PHZIO.COM platform is an on-line distance monitored telemedicine exercise program with a 6-month duration, wherein seventy-eight (78) individual 40-minute progressive exercise sessions are watched & interacted with by a patient on their laptop computer.

●	The patients are inducted into the PHZIO.COM program through a physician prescription and physical therapist evaluation. The PHZIO.COM physical therapy program is designed around an exercise kit that includes: an inflatable exercise ball, latex resistance bands, a yoga mat and stretch strap.

●	The patient follows the PHZIO.COM instructions and performs the specific exercises while being remotely monitored by a physical therapist through the camera located on the laptop computer. The PHZIO.COM program provides a comprehensive exercise regiment that minimizes stress on the joints while allowing for hundreds of progressive exercises that focuses on strength, balance, coordination, and flexibility.

●	The PHZIO.COM program is designed to be operated in a patient’s home or office in order to increase compliance and eliminate transportation to a fitness center or gym.

●	Our physical therapists monitor up to 30 patients at a time while these patients are on-line and following along with our PHZIO.COM exercise program. Each patient and physical therapist has real-time text and video conferencing capability when interaction is needed between the patient and our physical therapist.

When patients are referred to eWellness, a physical therapist and assistant will evaluate patients for the program. The goal is to ensure compliance with the regimen, reduce BMI to a healthy number, help patients lose weight and boost their activity level for the six-month program.

Patients can access a series of progressively difficult workouts in 40- to 45-minute videos from home. They use a unique log-in from an application, which will securely store all their data over a six-month period. When patients log on, it triggers a camera in the physical therapists’ remote office.

Teams of four physical therapy assistants supervised by a senior physical therapist will monitor patients to ensure compliance. A remote physical therapist watches in real time while the patient is performing the exercises and guides him through his exercise sessions. The therapist provides constant feedback, instruction and motivation and ensures patients are doing the exercises properly and safely. The supervising therapist can speak to the user or communicate through text message.

Competition

To date, we have not identified any other program that is designed to provide Distance Monitored Physical Therapy Telemedicine Program that has been specifically designed to help prevent pre-diabetic patients from becoming diabetic. Although we compete against typical brick and mortar physical therapy practices, they are limited significantly by the number of patients that can be seen in an 8 hour shift and do not offer any telemedicine products. The national average is approximately 16 patients per day per Physical Therapist (“PT”) or PT assistant (“PTA”). Once we launch our DMpt services, our PTs and PTAs are anticipated to be as high as 137 patients per day. We anticipate being able to deliver up to 850% more patient volume per PT and PTA. Additionally, existing telemedicine physical therapy businesses do create and sell exercise videos, but such business is not insurance reimbursable and there is little patient engagement. (See, Risk Factors, “We operate in a highly competitive industry.”) Accordingly, we believe that we are first-to-market with the innovative service and program we seek to provide.

eWellness DMpt Program Cost Savings for the Insurance Industry. Diabetes is not only common and serious; it is also a very costly disease. The cost of treating diabetes is staggering. According to the American Diabetes Association, the annual cost of diabetes in medical expenses and lost productivity rose from $98 billion in 1997 to $132 billion in 2002 and to $174 billion in 2007. New York State Department of health, http://www.health.ny.gov/diseases/conditions/diabetes/, Paragraph titled “Diabetes is Serious and Costly”. The American Diabetes Association released new research on March 6, 2013 estimating the total costs of diagnosed diabetes have risen to $245 billion in 2012 from $174 billion in 2007, when the cost was last examined. This figure represents a 41 percent increase over a five year period. American Diabetes Association, http://www.diabetes.org/newsroom/press-releases/2013/annual-costs-of-diabetes-2013.html. The average yearly health care costs for a person without diabetes is $2,560; for a person with diabetes, that figure soars to $11,744 or an increase of $9,184 per year. New York State Department of health, http://www.health.ny.gov/diseases/conditions/diabetes/. Much of the human and financial costs can be avoided with proven diabetes prevention and management steps. Our 6-month DMpt program has a simple goal of preventing pre-diabetics from becoming diabetic. As an example of the magnitude of potential savings, based upon successfully taking 10,000 patients through our program and lowering their BMI and weight and significantly improving their wellness, the cost savings to the insurance industry could be significant. Based on the above statistics, for every 10,000 patients that do not become diabetic, it would create a savings of approximately $2.296 billion over a 25-year period or $91.84 million per year. The program costs to insurers for those 10,000 patients would have otherwise been approximately $17.82 million.

The DMpt PZHIO.COM Exercise Program

A Monitored In-office & Telemedicine Exercise Program: Our 6-month DMpt exercise program has been designed to provide patients, who are accepted into the program, with traditional one-on-one PT evaluations, re-evaluations (every one to four weeks throughout the DMpt program depending on type of insurance), and at the conclusion of the program a Physical Performance Test. These PTs are known as Induction & Evaluation Physical Therapists (“IEPTs”). All patient medical data, information and records are retained in the files of the IEPT. The IEPT will also evaluate the progress of the patient’s participation in our DMpt program.

●	Physician Diagnosis: Following a physician’s diagnosis of a patient with non-acute back pain, who is also likely overweight and pre-diabetic, a physician may prescribe the patient to participate in the eWellness DMpt exercise program.

●	Enrollment Process: The accepted patients are assessed by our in-office PTs and PTAs, located at selected company referred physician offices and then enrolled in our DMpt program by going online to our DMpt program virtual private network (“VPN”) and creating a login name and password. The patient will then populate their calendar with planned times when they anticipate exercising. They will also be provided with a free exercise ball, resistance stretch bands, stretch strap and yoga mat at induction.

●	Exercising Begins: The day after the patient receives the equipment, the patient will log on to our VPN at least 3 times per week, to watch and follow the prescribed 40 minute on-line exercise program. The DMpt platform also allows two-way communication (videoconferencing) with one of our On-line Physical Therapists (“OLPT’s”), who is responsible for monitoring on-line patients. The OLPT’s are also available to answer patient’s questions. When available the patients exercise sessions are recorded and stored in our system as proof that they completed the prescribed exercises. There are 26 various 40-minute exercise videos that are viewed by our patients in successive order.

●	Open 6am-9am 5 days per week: Our DMpt system has a calendar function so that patients can schedule when they will login to our DMpt system. This calendar enables us to better spread the load of patients participating in any forty-minute on-line exercise program during our 15 hours of weekly operations, 6am through 9am Monday through Friday. Also, if the patient is not on-line at the planned exercise time, our system can send them an automated reminder, via text, voicemail and or e-mail messaging.

Trackable Physical Therapy. The exercise DMpt prescription and instruction will be delivered with a series of on-line videos easily accessed by each patient on the internet. Each video will be 40 minutes in length with exercises, which will specifically address the common impairments associated with diabetes and/or obesity. Exercise programs will be able to be performed within each patient’s own home or work location without requiring standard gym equipment. Each patient will be required to log in to the system with will monitor performance automatically in order to ensure their compliance. Each patient will be required to follow up with their referring physician and PT at designated intervals and metrics such as blood pressure, blood sugars, BMI, etc. will be recorded to ensure success of the program.

Patient Program Goals. On average each patient is targeted to lose 2 pounds per week, totaling up to 48 pounds over the duration of the program to progress toward healthier defined BMI, reduction body fat percentage by at least 8%, reduced reliance on medication for blood glucose regulation and dosage or frequency and a goal of at least a 50% adherence to continuing the DMpt program independently at conclusion of program.

Trackable Video Exercise Program. The On-Line DMpt video content will include all aspects of wellness preventative care to ensure the best results: cardiovascular training, resistance training, flexibility, and balance and stabilization; research studies on all such distinct impairments have shown to provide effective treatment results. Each video will integrate each of the four components to guarantee a comprehensive approach to the wellness program, but each video will specifically highlight one of the four components. All of our DMpt video content will be fully mobile application compliant and are also available on all desktops, tablets, PC’s and MAC computers and devices. Multiple DMpt exercise videos will be shot to improve adherence to the program and limit redundancy for the patients. Our plan is to recruit recognizable athletes and celebrities to participate as subjects in the videos to improve interest for the patients and improve compliance.

Specific Video Programs. Each patient would receive a prescription for six months (26 week) of physical therapy and exercise that is provided by viewing on-line programs produced by eWellness where the patient can do these exercises and stretching on their own at least 3 days per week for at least 40 minutes. The DMpt videos can be watched on a laptop or desktop computer. In order to view the videos the patient would log onto the eWellness web-site and would be directed to watch the appropriate video in sequence. As the patient is logged-in, eWellness will be able to monitor how often and if the entire video session was viewed. This data would be captured and sent weekly to the prescribing physician and eWellness PT for review. At all times, a licensed OLPT/PTA will have access to each patient utilizing the videos and will be able to communicate with a patient via video-conferencing and/or instant messaging. This will help improve adherence to the program as well as the success and safety of the patients’ treatments. A patient will also be instructed to walk or ride a bike at least 30 minutes three days per week in addition to participating in our program.

If the patient is not viewing the videos, then the prescribing physician and/or the eWellness PT would reach out to the patient by telephone and/or e-mail to encourage the patient to keep up their physical fitness regime. After each series the patient returns for an office visit to the prescribing physician for blood tests, blood pressure and a weight management check- up as well as a follow-up visit with the PT for assessment of the patient’s progress toward established goals.

Exercise Patient Kits. Each patient will receive a home exercise tool kit, which will include: an inflatable exercise ball, a hand pump, a yoga mat, a yoga strap, and varying levels of resistance bands, free of any additional charges. Each of the DMpt exercise videos will include exercises that incorporate the items in the tool kit. By using a bare minimum of equipment, patients should be able to participate more easily at home or at their workplace. Our estimated cost of the kit is $49, which we pay and factored in to our revenue stream and internal projections.

Our Cloud-based DMpt System Design. Our Chief Technology Officer (CTO), Curtis Hollister, is currently a principal shareholder and operator of two video content platform based businesses in Ottawa Canada that have built and own the intellectual property for various global corporate and governmental projects having similar requirements as ours. Not only will Mr. Hollister’s experience stand to significantly shorten our path to service activation of our own program, but his industry contacts will provide immediate access to valuable resources. Because of this access, initially all system maintenance, updates and upgrades of our PHZIO.com platform will be made by Mr. Hollister as our Chief Technology Officer and a readily available team of independent freelance consultants in Ottawa. Additionally, through his ownership in these video content platform businesses, the Company was able to enter into an agreement with one of them to secure the rights to intellectual property completing approximately 80% of the Company’s systems requirements at a total cost of $20,000. The remaining efforts to build-out our cloud-based platform were completed in late October 2014 and was tested on a limited basis during November and December 2014, with a planned launch in April, 2015. Our platform was built based on the Zendesk® highly-scalable customer service application platform. Initially, all system maintenance, updates and upgrades will be made by Mr. Hollister’s team in Ottawa.

Text based Patient Engagement Protocol & Engagement Tools. We intend on using text based messaging to assist in continuous patient engagement in order to improve on our patient program drop-out rate, which is anticipated to be 50%, spread-out over the 6-month program. eWellness’ Text based Patient Engagement Protocol will initially include:

●	Exercise reminder after 3 minutes past the anticipated start time, if the patient is not logged into our exercise system at the time noted in their patient calendar.

●	Daily meal suggestions for breakfast, lunch and dinner to be sent out daily at 5:30am, 11:00am and 5:00pm.

●	Four hours after a patient has watched an exercise video, each will be asked how they feel: more energy, less energy, tired, in pain?

●	Remind patients on days off days to fit in cardio that day by riding a bike, walking and taking the stairs for at least 30 minutes.

●	Recommend for the more advanced patients to have them add up to 100 squats per day to their work out. Remind them daily in the morning and then ask them in the afternoon if they did the squats.

Follow-on Program. Upon conclusion of the prescribed exercise prescription, each successful patient shall be given the option of continuing to have access to the library of videos for continued independent progression for a nominal fee of $29.95 per year. New video content with exercises specifically designed for the assigned population prescribed and demonstrated by a licensed PT will be filmed to maintain interest in the exercises among the viewing audience.

Treatment & Reimbursement Strategy. We have formulated a treatment and reimbursement strategy that eliminates a significant portion of our reimbursement risk associated with billing for telemedicine sessions. After thoroughly reviewing our DMpt program with MHI, it is clear that our initial billing will be highly focused on in-office physical therapy patient visits rather than telemedicine sessions. In fact, we now anticipate that telemedicine visits will only account for a small portion of total billing in year one. We have developed three DMpt Program Reimbursement Plans that allow us to provide our program to all patients that have insurance. Please see, “Insurance/Reimbursement” below.

MHI Physican Collaboration Process. We will provide each participating physician with market-value rent for one of their treatment room’s on a monthly basis, to house one of our PTs and PTAs. Our onsite team will induct patients into our program and complete ongoing assessments of patients as they proceed through our 6-month program. Each onsite team consisting of one certified Physical Therapist (PT) and one certified Physical Therapist Assistant (PTA) will attend to 21 patients per day between the two of them. Assuming a seven hour work day, that averages to approximately one patient every 40 minutes per certified professional. These patient visits will consist of either first time enrollments or follow-up assessments, which in the general realm of Physical Therapy tasks are considered neither time consuming or intensive.

Additionally, each patient who is participating in our DMpt program is required to return to the physical office location at monthly or weekly intervals (depending on the type of health insurance plan), at which time they may also have a follow-up office visit with their physician.

Physicians can confidently prescribe the eWellness program to qualified patients and be sure that those patients are receiving the best guidance and support with respect to physical activity and diet in order to reduce their risk factors associated with diabetes and obesity. The remote-based treatments also represent additional opportunities for each patient to perform preventative biometric screening which may have been prescribed by the physician and be reimbursable.

The physician will only need to sign a prescription for the physical therapy for qualified patients in order for them to become enrolled into the eWellness DMpt program. The physician is not responsible for any additional paperwork or treatment.

On Line Physical Therapy (OLPT). Our PTs will interface with our patients in two settings. One setting is the “in office” enrollment and follow-up visits as previously described and the other setting is the On Line Physical Therapy (OLPT) portion of our Distance Monitored Physical Therapy (DMpt) program. In the OLPT setting, the patient interacts with a certified professional via a mobile device within the patients chosen space time three times per week.

OLPT Physical Therapy Operational Assumptions. We will begin operations with just a single OLPT PT and expand the OLPT team size to up to 2 PTAs supervised by 1 PT as our patient load grows. Eventually we anticipate that we will grow to 3 OLPT teams with 1 OLPT and 4 PTs, totaling 20 professionals per shift: two shifts per day or 40 professionals plus 4 operational managers 5 days per week. On weekends, we will be staffing the same shifts without operational managers. As a patient requests a video conference, that patient is switched over to the OLPT for any answers to questions. The patient will continue to be monitored for the remainder of the session by the OLPT.

Based upon discussions with various healthcare professionals, the most active work out times are between 6:00am and 9:00am (40%), 9:00am to 4:00pm (25%) and 4:00pm to 8:00pm (30%) and 8:00pm to 6:00am (5%). We will also know through our calendar what times the patient has selected for his/her the work outs, which will also be a guide to staffing. We will need to try to drive patients into open slots in our OLPT/PTA schedule. We will need to develop two OLPT shifts throughout the day. Initial service hours will be from 6:00am to 9:00pm (15 hours per day), 7-days per week. Accordingly, there will be a total of 21 various work shifts per week. All time listed are EST.

Insurance/Reimbursement

Based on management’s experience and review of insurance literature, they believe that if a provider offers telemedicine reimbursement, such provider will typically reimburse the same number of telemedicine visits as the number of allowable in-office physical therapy visits. Currently, management has successfully received reimbursement by California Blue Shield that allows for reimbursement associated with telemedicine physical therapy and other insurers including Medicare, Medicaid and other private insurers currently will not reimburse for physical therapy via telemedicine. This is why we have created multiple billing plans that may or may not include reimbursement for telemedicine physical therapy. We anticipate negotiating individual reimbursement plans with each insurance company. We also believe that the definition of telemedicine may broaden over the next 1-5 years to include physical therapy. While we believe our management team has a strong grasp of the pulse and trends of the insurance industry, there can be no assurance that management’s industry perceptions are accurate or that there will there will be any changes to insurance reimbursement policy associated with physical therapy telemedicine at any insurance company.

For patients whose insurance companies provide little or no reimbursement for Physical Therapy Telemedicine Reimbursement, they will have higher co-payments for our services or be responsible to pay the full cost of such services.

Telemedicine Physical Therapy Reimbursement:

We believe that by introducing and leveraging telemedicine in certain categories of physical therapy patients, we will create access and convenience to services for the patient and efficiency cost savings, as well as long term patient outcome savings for the insurance provider. We have divided our planned program into 4 different basic billing groups to accommodate reimbursement for our program from a variety of sources typical of our anticipated patient base. We will continue to add billing groups as our patient base evolves and grows. In all four programs remote telemedicine represents at least 85% of the appointments we will be conducting with each patient. Our proposed business operations never include more than 15% in-office appointments for any of the four patient programs. While our proposed operations and delivery of services in all our patient programs is predominantly remote telemedicine and we believe that insurance providers will eventually find telemedicine a rewarding mechanism, our plan does not rely on evolving telemedicine billing codes to sustain our current patient programs. Therefore, early on our sustainability plans are to anticipate that a significant portion of our reimbursement will be generated via the insignificant in-office appointments portion of our operations.

Our operations and delivery of services is predominantly remote monitored telemedicine. We anticipate having significant patient data on the value of monitored patients verses non-monitored patients after the initial 6-months of running our DMpt Program and we suspect this data will show that active monitoring significantly improves outcomes. Thus, we believe that private insurers and Medicare/Medicaid will start reimbursing for our telemedicine visits some time in year two, after these results are revealed. Accordingly, in year one, although we will provide our telemedicine services, only a small portion of our gross revenues will be from telemedicine reimbursements; we expect that revenue stream to increase in year two and year three, during which we project the majority of our revenues to come from telemedicine reimbursement. Additional revenue in year 1 will come from patients whose insurance does not cover telemedicine, but who want to be monitored and are willing to pay out of pocket, the $100 monthly fee we charge for a set number of monitored telemedicine sessions; based on our understanding of this industry and the current and anticipated state of medical insurance and reimbursement, we have based our projections on the belief that a small portion of patients whose insurance does not cover telemedicine are willing to pay for it themselves.

Five Separate Reimbursement Plans

Our program is a combination of therapy for 26 weeks and is designed to guide a patient through active physical retraining. We have divided our program into 4 different basic billing models to accommodate the majority of reimbursability of our anticipated patient base. The following is a further break down of those billing groups by type of appointment and reimbursement:

●	Program A (Private Insured) - 6 in-office visits and 24 monitored and 54 un-monitored telemedicine sessions: We anticipate that in year 1, a smaller portion of our patients will have private health insurance that accepts physical therapy telemedicine billing and that our average per patient reimbursement will be approximately $2,935 for the completed six-month DMpt program that includes 6 in-office visits and 24 telemedicine sessions; Program A also includes 54 non-monitored telemedicine therapy sessions that are not eligible for reimbursement based on existing insurance codes. In year 2, we anticipate this insurance covered segment to grow, but by year 3, become a significant portion of our patient load.

Program A - Private Insured
Total patient appointments	84	100%
Appointments insurance reimbursed under current codes (30 Appointments Total - 36%)
In-office enrollments or check-ups (insurance reimbursed)	6	7%
Monitored remote physical therapy sessions (insurance reimbursed)	24	29%
Appointments not insurance reimbursed undercurrent codes
Non-monitored remote physical therapy sessions (not reimbursed)	54	64%

●	Program B (Partial Insurance + Self Pay) - 14 in-office visits reimbursed via insurance and up to 78 monitored telemedicine sessions for $100.00 per month via out-of-pocket: We anticipate that in year 1 through year 3, a significant portion of our patients will consist of patients with insurance that only reimburses for in-office visits. We anticipate that our average per patient reimbursement for patients in this program will be approximately $1,872.25 for a completed 26 week DMpt program that includes 14 in-office visits and up to 78 monitored telemedicine therapy sessions that are not eligible for reimbursement based on existing insurance codes, but for which the patient can receive for an out of pocket cost of $100.00 per month at their discretion.

Program B - Limited or Catastrophic Insured
Total patient appointments	92	100%
Appointments insurance reimbursed under current codes
In-office enrollments or check-ups (insurance reimbursed)	14	15%
Appointments patient pays $100 monthly flat rate
Monitored remote physical therapy sessions	78	85%

●	Program C (Medicare) - 14 in-office visits and 78 un-monitored telemedicine sessions: We anticipate that in year 1, a significant portion of our patients will have Medicare or state insurance that does not initially reimburse for physical therapy telemedicine, but will reimburse for in-office visits. We anticipate that the average per patient reimbursement will be approximately $1,369 for a completed six-month DMpt program that includes 12 in-office patient visits; Program C also includes up to 78 un-monitored telemedicine therapy sessions that are not eligible for reimbursement based on existing insurance codes. In year 2, we anticipate this segment to decline, but still remain significant and become a minor portion of our patient base in year 3.

Program C - Medicare Medicaid
Total patient appointments	92	100%
Appointments reimbursed undercurrent insurance codes
In-office enrollments or check-ups (insurance reimbursed)	14	15%
Appointments not reimbursed under current insurance code
Un-monitcwed remote physical therapy sessions	78	85%

●	Program D (Self-Insured / Self-Pay) - 14 in-office visits and up to 78 monitored telemedicine sessions for $300.00 per month via out-of-pocket: We anticipate that in year 1 through year 3, a very small portion of our patients will consist of patients self-insured or self-pay. We anticipate that our average per patient reimbursement for patients in this Program will be approximately $2,100 for a completed 26 week DMpt program that includes 14 in-office visits; Program D also includes up to 78 non-monitored telemedicine therapy sessions that are not eligible for reimbursement based on existing insurance codes.

Program D - Non-Insured/Cash Pay
Total patient appointments	92	100%
Appointments patient pays $300 monthly flat rate (no insurance reimbursement)
In-office enrollments or check-ups (non-reimbursed & covered under flat rate)	14	15%
Monitored remote physical therapy sessions (non-reimbursed & covered under flat rate)	78	85%

Program E - Brick-n-Mortar
Total patient appointments	104	100%
Appointments insurance reimbursed under current codes
In-office enrollments or check-ups (insurance reimbursed)	26	25%
Appointments patient pays $0
Monitored remote physical therapy sessions	78	75%

Non-monitored sessions include watching our on-line exercise classes and receiving engagement communications from our system without direct monitoring; if needed, patients will also be able to log-in and communicate with one of our OLPTs between 6:00am and 9:00pm, 7 days per week.

There is virtually no cost to us to send out the digital content that makes up the bulk of the non-monitored sessions. The patient retention data we can discern from this segment provides great value to us because we can provide it to the insurance agencies to demonstrate the benefits of monitoring.

Expansion into other markets where telemedicine has high support. On December 20th 2013, we executed a 25-year licensing agreement with a London, Ontario based telemedicine company Physical Relief Telemedicine Health Care Services (“PRTHCS”), pursuant to which we granted PRTHCS a limited, transferable right to use and promote our DMpt Program within the province of Ontario; additional Canadian territories may be added at the parties mutual discretion. PRTHCS has a known track-record in the telemedicine industry in Canada.

They will also pay us a 20% monthly royalty fee on gross billing for services under our DMpt program. PRTHCS also agreed to pay us all costs to setup their own cloud-based system and to film 26 unique English and French speaking versions of our exercise video in Ontario; the estimated costs of these services is estimated at $117,000 (the “Cloud Fee”), which shall be made in three separate payments. However, after meeting with them in February of 2014, it was determined that PRTHCS could deploy our cloud based service in Canada just as it was designed for the U.S. domestic market and therefore, we agreed to waive the Cloud Fee and all parties agreed to move forward accordingly in June 2014.

Pursuant to the agreement, we agreed to provide technical support, as needed and issued them a one year limited warranty on our program. The agreement also provides for the parties to indemnify one another against certain program or agreement related losses.

The agreement provides a 25 year license, which term shall renew annually thereafter, unless earlier terminated. We may terminate the agreement after a material breach of the agreement by either party, if either party is dissolved for any reason, if PRTHC is restrained from transacting a substantial part of its business for 60 consecutive days due to court, administrative or governmental order, or if either party becomes party to a bankruptcy proceeding or makes an assignment to liquidate all of its assets. PRTHC may terminate the agreement at any time with 30 days notice to the Company, although such termination does not relieve them of all of their payment obligations under the agreement. They have yet to begin marketing our DMpt program.

Our Planned Expansion into other States where Telemedicine has high support. The most common path being taken by states is to cover telemedicine services in their Medicaid program. 42 states now provide some form of Medicaid reimbursement for telemedicine services (mostly physician to physician consultations). More importantly 16 states have now expanded their definition of telemedicine to include physical therapy and have also required that state and private insurance plans cover telemedicine services. Those 16 states with the broadest telemedicine policies include: Alaska, Georgia, Hawaii, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, Montana, New Mexico, Oklahoma, Oregon, Texas, Virginia and Vermont.

Company Development Costs. As of the date of this Report, we have spent approximately 14 months developing our unique business model and our design for eWellness’s automated website and systems for the DMpt program. Over the course of the 14-month development phase we expended approximately $780,078 in travel expenses, legal, consulting services and miscellaneous expenses. Additionally, we expended a total of approximately 2,575 professional man-hours between the various management team members that if billed at a rate of $200.00 per hour equates to approximately $515,000 in professional time. Thus, our imbedded development costs have totaled approximately $1,295,078.

Market Information

Diabetes Statistics. According to the American Diabetes Association (“ADA”), the data from the 2011 National Diabetes Fact Sheet (released Jan. 26, 2011) (http://www.diabetes.org/diabetes-basics/statistics/) the overall prevalence of diabetes includes 25.8 million children and adults in the United States or approximately 8.3% of the population. In 2007, diabetes was listed as the underlying cause on 71,382 deaths and was listed as a contributing factor on an additional 160,022 deaths. This means that diabetes contributed to a total of 231,404 deaths. There were approximately 1.9 million new cases of diabetes diagnosed in people aged 20 years and older in 2010.

Economic Costs of Diabetes in the U.S. in 2012. According to the ADA 2012 Economic Study (http://professional.diabetes.org/News_Display.aspx?TYP=9&CID=91943&loc=ContentPage-statistics) the total estimated costs of diagnosed diabetes have increased 41%, to $245 billion from $174 billion in 2007. Direct medical costs are $176 billion, which includes costs for hospital and emergency care, office visits, and medications. Indirect medical costs total $69 billion, which includes costs for absenteeism, reduced productivity, unemployment caused by diabetes-related disability, and lost productivity due to early mortality. Medical expenditures for people with diabetes are 2.3 times higher than for those without diabetes. More than 1 in 10 health care dollars in the U.S. are spent directly on diabetes and its complications, and more than 1 in 5 health care dollars in the U.S. goes to the care of people with diagnosed diabetes. The absolute cost of hospital inpatient care for people with diabetes has risen from $58 billion in 2007 to $76 billion in 2012. However, hospital inpatient care costs have fallen from 50 percent to 43 percent of total direct medical costs.

Diabetes Costs in Specific Populations. According to the ADA (http://professional.diabetes.org/News_Display.aspx?TYP=9&CID=91943&loc=ContentPage-statistics), most of the cost for diabetes care in the U.S., 62.4%, is provided by government insurance (including Medicare, Medicaid, and the military). The rest is paid by private insurance (34.4%) or by the uninsured (3.2%). People with diabetes who do not have health insurance have 79% fewer physician office visits and are prescribed 68% fewer medications than people with insurance coverage, but they also have 55% more emergency department visits than people who have insurance. Total per-capita health care expenditures are lower among Hispanics ($5,930) and higher among non-Hispanic blacks ($9,540) than among non-Hispanic whites ($8,101). Non-Hispanic blacks also have 75% more emergency department visits than the population with diabetes as a whole. Total per-capita health expenditures are higher among women than men ($8,331 vs. $7,458). Compared to non-Hispanic whites, per capita hospital inpatient costs are 41.3% higher among non-Hispanic blacks and 25.8% lower among Hispanics. Among states, California has the largest population with diabetes and thus the highest costs, at $27.6 billion. Although Florida’s total population is 4th among states behind California, Texas, and New York, Florida is 2nd in costs at $18.9 billion.

Diabetes and Exercise. A recent ADA study indicated that 150 minutes of physical activity a week (30 minutes, five times a week) helped prevent or delay type 2 diabetes. http://www.diabetes.org/are-you-at-risk/lower-your-risk/activity.html Paragraph titled “Aerobic Exercise.” In this study, people also lost 10 to 20 pounds by making changes in their eating habits http://www.cdc.gov/diabetes/prevention/resources.htm sub section “How does the lifestyle intervention help participants prevent type 2 diabetes?”. The Top10 Benefits of Being Active include http://www.diabetes.org/food-and-fitness/fitness/physical-activity-is-important.html:

●	Improved blood glucose management. Activity makes your body more sensitive to the insulin you make and activity also burns glucose (calories). Both actions lower blood glucose.

●	Lower blood pressure. Activity helps your heart pump stronger and slower.

●	Improved blood fats. Exercise can raise good cholesterol (HDL) and lower bad cholesterol (LDL) and triglycerides (heart healthy changes).

●	Reduced insulin or diabetes pills. Activity can lower blood glucose and weight. Both of these may lower the amount of insulin or diabetes pills required.

●	Weight loss and maintaining loss. Activity burns calories. If you burn enough calories, you’ll trim a few pounds. Stay active and you’ll keep the weight off.

●	Lower risk for other health problems such as heart attack or stroke, some cancers, and bone loss.

●	Gain more energy and sleep better.

●	Reduced stress, anxiety, and depression. Work out or walk off daily stress.

●	Build stronger bones and muscles. Weight-bearing activities, such as walking, make bones stronger. Strength-training activities makes muscles strong.

●	Be more flexible. Move easier when you are active.

Diabetes, Exercise & The Affordable HealthCare Act. The diabetes and obesity epidemic in America is on the rise and presents the health care community with a unique opportunity to capitalize on wellness and prevention measures to address the large populations requiring intervention. The Affordable Health Care Act (Obamacare) has a provision requiring insurance companies to cover preventative techniques (http://www.hhs.gov/healthcare/facts/bystate/publichealth/ppht-map.html and http://www.surgeongeneral.gov/initiatives/prevention/index.html). Insurance companies understand that preventative measures for this population is not only an effective but also a cost-efficient approach. One of the most efficacious treatments of Type II diabetes and obesity is a prescribed exercise plan. There is an abundance of controlled studies, which demonstrate the benefits of exercise with this patient population. Unfortunately, health information delivered to the patient alone is not an effective approach for successful outcomes. A guided, monitored exercise protocol that holds patients accountable to their health is the best way to achieve results.

Diabetes & Cardiac Physical Therapy. Physical therapists are uniquely trained and experienced in exercise prescription especially with special patient populations such as those with diabetes. The specialty is positioned to be the health care professionals of the future who are responsible for wellness and preventative care in addition to rehabilitation services, which have been historically performed. No other healthcare profession has as much knowledge of proper exercise prescription, biomechanics, posture, and safe execution of occupational and functional tasks as PTs. The diabetic and obese populations have a specific set of complications and considerations with their conditions and PTs are well qualified to deliver education and instruction on effective modes and types of exercise to reduce co-morbidities and improve overall health.

Initial Program Patient Inclusion Criteria

While eWellness hopes to be able to provide assistance to as many people as possible, we do have some requirements for entrance into our program. Each individual must be:

●	Cleared for cardiovascular exercise.

●	Covered by private health insurance or federal or state insurance and/or pay the partial or full monthly program fee themselves.

●	Experiencing some level of back pain and be overweight.

●	Screened and identified as pre-diabetic or early-stage Type II (NIDDM) diabetes.

●	Capable of accessing a smart phone or computer with internet access.

●	Experiencing no neuropathy.

Insurance Company Partnerships

We will also be seeking partnership agreements with various insurance companies that include six of the biggest health insurance companies: WellPoint, CIGNA, Aetna, Humana, United Healthcare and BlueCross BlueShield, although the latter works on a state-by-state basis. The five biggest health insurance companies insure approximately half of the insured population, or well over 100 million people. As of the date of this Report, we have not made any agreements with any insurance carriers. Once we commence our DMpt program and generate at least six months of program patient result data, we will approach active and prospective insurance carriers about establishing a tailored reimbursement agreement with us that will cover all of our services, including monitored and non-monitored telemedicine sessions and services.

Intellectual Property

With adequate funding, we anticipate the development of various Application and Pioneering Methods patent protect and Trademark protection associated with our technology platform and unique physical therapy treatments.

Early in April 2014, we received a Preliminary Provisional Patent Application Acceptance Letter from the United States Patent and Trademark Office (“USPTO”) for our Distance Monitored Physical Therapy Program.

A provisional patent is filed without any formal patent claims, oath or declaration, or any information disclosure or prior art statement. Under United States patent law, a provisional application establishes an early filing date for the related invention, but which does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year. There is no such thing as a “provisional patent”. A provisional application can establish an early effective filing date in one or more continuing patent applications later claiming the priority date of an invention disclosed in earlier provisional applications by one or more of the same inventors.

A “provisional” is automatically abandoned (expires) one year after it is filed. The provisional filing date is not counted as part of the 20-year life of any patent that may issue with a claim to the provisional filing date.

A provisional application, as such, is never examined by the USPTO, and therefore can never become a patent. It is also not “published”, but will become a part of any later non-provisional application file that references it, and thus becomes “public” upon issuance of a patent claiming its priority benefit. We anticipate that we can file an application for a patent within the next 10 months. If approved, of which there can be no guarantee, the patent would provide us with certain level of intellectual property rights to our DMpt system.

REGULATIONS AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services and those who provide them. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). Only one of the states in which we intend to roll out our services requires a certificate of need for the operation of our physical therapy business functions. Our therapists however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

State Legislation

Insurance reimbursement for our PHZIO.COM services is likely to improve in 2016 and beyond based upon current draft legislation in Congress that seeks to significantly expand Medicare’s reimbursement for telemedicine services including for physical therapy. If passed, this legislation would drive private healthcare insurers to also reimburse for physical therapy associated with telemedicine. Also, in early November 2014, we were advised by the California State Board of Physical Therapy (“CSBPT”) that we could operate our PHZIO.COM platform and bill patients insurance within the Association’s rules in the state of California.

Stark Law

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA

In an effort to further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private insurers. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information in an effort to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the new mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.

We believe that our future business operations will be fully compliant with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

Other Regulatory Factors

Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Based upon newly finalized FDA rules, we believe that our planned DMpt is exempt from Federal Drug Administration (“FDA”) regulation. Yet, in the unlikely event that these rules change in the future, the FDA could then require us to seek 510K approvals for our on-line services that could create delays in provisioning our DMpt services. (See FDA ruling noted below) Also, potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

FDA Ruling: Examples of Mobile App’s which it Intends to Exclude from Regulation

On September 25, 2013, the FDA issued Finalized Guidance of medical mobile applications (“Apps”). The FDA has issued a ruling on Apps that may meet the definition of a medical device, but they have determined that they will not exercise enforcement on these Apps. The Guidance contains an appendix that provides examples of mobile apps that MAY meet the definition of medical device but for which FDA intends to exercise enforcement discretion. These mobile apps may be intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. Even though these mobile apps may meet the definition of medical device, the FDA intends to exercise enforcement discretion for these mobile apps because they pose lower risk to the public. The FDA understands that there may be other unique and innovative mobile apps that may not be covered in this list that may also constitute healthcare related mobile apps. This list is not exhaustive; it is only intended to provide clarity and assistance in identifying the mobile apps that will not be subject to regulatory requirements at this time. Based on our understanding of the Guidance, although there can be no guarantee, we believe our DMpt services will not be subject to regulatory requirements at this time because such services seem to fall within the statutory examples.

Employees

As of December 31, 2014, we had four employees and various consultants. Our employees are neither represented by a union nor subject to a collective bargaining agreement, and we consider our relations with our employees to be favorable. We have entered into certain agreements with our employees regarding their services. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

NOTES REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this annual report are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Item 1A. RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Annual Report before deciding to purchase our common stock. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Risks Related to our Financial Condition

If we fail to raise additional capital, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity and debt financings or loans from our management. While we have sufficient funds once the financing is completed to our launch our PHZIO.COM platform in Los Angeles, if we take on any additional markets in the United States, we will likely require substantial additional capital in the near future to develop and market new products, services and technologies. We also hope to reach other markets through our “White Labeling” strategy, but that can not be guaranteed.

We need at least $400,000 to carry out the first phase of our program. Accordingly, if we do not receive such funds, we will likely be unable to carry out our business. As of the date of this Report, we have received and closed on a total of $202,500 pursuant to our private financing of up to $1,200,000 Series A Convertible Redeemable Notes and received commitments for an additional $197,900, although have not yet closed on such funds; this is sufficient to allow us to carry out phase one of our program. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

eWellness is an early stage company with a short operating history and a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate its future prospects. eWellness is a pre-revenue, early stage entity and is subject to all of the risks inherent in a young business enterprise, such as, among other things, lack of market recognition and limited banking and financial relationships. As a result, we have little operating history to aid in assessing future prospects. We will encounter risks and difficulties as an early stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may be subject to liability for failure to comply with Rule 419 under the Securities Act. Prior to our acquisition of eWellness Corporation, we did not technically comply with the requirements of Rule 419 under the Securities Act. If a consummated acquisition meeting the requirements of Rule 419 did not occur by a date 18 months after the September 14, 2012 effective date of the initial registration statement we filed, Rule 419(e)(2)(iv) requires a blank check company to return the funds held in the escrow account to all investors who participated in the offering within five (5) business days2. When we did not complete the Share Exchange by March 18, 2014, rather than physically return the funds, we gave the investors who participated in the financing that was initially conducted pursuant to Rule 419, the right to have their funds returned or use their funds to purchase the same shares in a private offering to be conducted pursuant to Rule 506(b) of the Securities Act; all of the investors directed us to use their respective funds for the private placement. Regardless, after various comments and discussions with the SEC’s staff within the division of corporate finance, it seems that such constructive compliance with Rule 419 is not permissible and we should have physically returned the investors’ funds when the Share Exchange was not completed by March 18, 2014. Consequently, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Risks Related to our Products and Development of our Business

Our telemedicine platform is new and has only limited operation experience.

eWellness’ has developed and tested its unique telemedicine platform www.phzio.com that is a Distance Monitored Physical Therapy Program (“DMpt program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Our success is currently dependent upon our ability to maintain and develop Mr. Fogt’s relationship with other physicians.

Now that we are using our PHZIO.COM platform to generate our success, we are dependent upon our CEO’s ability to maintain his current relationship with other physicians and our collective ability to establish relationships with other physicians. If we cannot generate new relationships or current relationships do not translate into service contracts or license agreements for our PHZIO.com platform, we may not have alternative streams of revenue and therefore we may need to cease operations until such time as we find an alternative provider or forever.

We depend upon reimbursement by third-party payers.

2 Pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned. Here, the Company received $100,000 proceeds and used $10,000 as per Rule 419(b)(2)(vi); therefore, only $90,000 was subject to possible return.

Substantially all of our revenues are anticipated to be derived from private third-party payers. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our clinics. These payers attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts paid for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our operations may be approved as providers by key health maintenance organizations and preferred provider plans; failure to obtain or maintain these approvals would adversely affect our financial results. Although we created a business plan that will enable us to achieve revenue based on current reimbursement policies, if our belief that the insurance industry is poised for change, to offer more reimbursement for the services we seek to provide is not realized, we may not achieve the success we predict and we may not be able to carry out all the plans we disclose herein related to telemedicine. Ultimately, a shift in thinking and a willingness to adapt to new physical therapy telemedicine services and reimbursement thereof by healthcare providers is needed for the successful integration of our PHZIO.COM telemedicine platform in mainstream healthcare environments.

We are currently contractually committed to a 14 state exclusive supply and distribution agreement

The Company entered into an exclusive supply and distribution agreement with Millennium Healthcare, Inc., (“MHI”) covering 14 states that include: Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware Maryland, Virginia, North Carolina, South Carolina, Georgia and Florida, in which the company is required to pay MHI a 20% fee on DMpt patient revenue generated in those states, in return for providing marketing and program billing services to the Company. To date, this contract has not been activated as our DMpt program has not commenced operations; additionally, MHI has shown little interest in our program. If at the time that our DMpt program commences operations and MHI has not used their best efforts to market and manage the billing of our program to various insurance carriers, then the Company may be in a position to cancel the contract with MHI and pursue other marketing and billing management relationships. Alternatively, if the company acts to engage other distribution companies within the covered 14 states, the Company may be required to include the 20% MHI fee into any new arrangement or worse, may be prohibited from entering into any new engagement within any such states. If we cannot cancel the agreement and since there is not guarantee that any distribution or billing activity outside of the agreement between the Company and MHI within the 14 states will be permitted, we may be required to pay the contractual fees noted above or face strategic road blocks that hinder our ability to grow and succeed. Since neither party has taken any steps to carry out the agreement, we may seek to terminate same, although there can be no guarantee the outcome of such efforts.

Dependence on Key Existing and Future Personnel

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. In addition, as our business model is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require a strong background in our industry. We cannot assure that we will be able to successfully attract and retain key personnel.

Currently, our management’s participation in our business and operations is limited

To date, we have been unable to offer cash compensation to our officers due to our lack of revenue. Accordingly, each of the Company’s executive officers maintain jobs outside of their position at eWellness. Although each of our executive officers have made preparations to devote their efforts, on a full time basis, towards our objectives once we can afford executive compensation commensurate with that being paid in the marketplace, until such time, our officers will not devote their full time and attention to the operations of the Company. None of our officers have committed a specific portion of their time or an approximate number of hours per week in writing to the objectives of the company and no assurances can be given as to when we will be financially able to engage our officers on a full time basis and therefore, until such time, it is possible that the inability of such persons to devote their full time attention to the Company may result in delays in progress toward implementing our business plan.

We operate in a highly competitive industry

We encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages. Intense competition may adversely affect our business, financial condition or results of operations. We may also experience competition from companies in the wellness space. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded. Although we believe our DMpt services will enable us to service more patients than traditional physical therapy providers, if these more established offices or providers start offering similar services to ours, their name recognition or experience may enable them to capture a greater market share.

Limited product testing and operations

We have built out the technology platform and video library necessary to execute our planned business strategy. Of course, there may be other factors that prevent us from successfully marketing a product including, but not limited to, our limited cash resources. Further, our proposed reimbursement plan and the eventual operating results could susceptible to varying interpretations by scientists, medical personnel, regulatory personnel, statisticians and others, which may delay, limit or prevent our executing our proposed business plan.

We face substantial competition, and others may discover, develop, acquire or commercialize products before or more successfully than we do

We operate in a highly competitive environment. Our products compete with other products or treatments for diseases for which our products may be indicated. Other healthcare companies have greater clinical, research, regulatory and marketing resources than us. In addition, some of our competitors may have technical or competitive advantages for the development of technologies and processes. These resources may make it difficult for us to compete with them to successfully discover, develop and market new products.

We depend upon the cultivation and maintenance of relationships with the physicians in our markets.

Our success is dependent upon referrals from physicians in the communities we will service and our ability to maintain good relations with these physicians and other referral sources. Physicians referring patients to our clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practice. If we are unable to successfully cultivate and maintain strong relationships with physicians and other referral sources, our business may decrease and our net operating revenues may decline.

We also depend upon our ability to recruit and retain experienced physical therapists

Our future revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our therapists are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If we cannot recruit and retain our base of experienced and clinically skilled therapists, our business may decrease and our net operating revenues may decline.

Our revenues may fluctuate due to weather

We anticipate having a significant number of clinical locations in states that normally experience snow and ice during the winter months. Also, a significant number of our clinics may be located in states along the Gulf Coast and Atlantic Coast, which are subject to periodic winter storms, hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients from traveling to our clinics, which may cause a decrease in our future net operating revenues.

We may incur closure costs and losses

The competitive, economic or reimbursement conditions in the markets in which we operate may require us to reorganize or to close certain clinical locations. In the event a clinic is reorganized or closed, we may incur losses and closure costs. The closure costs and losses may include, but are not limited to, lease obligations, severance, and write-down or write-off of intangible assets.

Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations

Our future clinical operations are largely decentralized and certain of our internal controls, particularly the processing of billings and cash collections, occur at the clinic level. Taken as a whole, we believe our future internal controls for these functions at our clinical facilities will be adequate. Our controls for billing and collections largely depend on compliance with our written policies and procedures and separation of functions among clinic personnel. We also intend to maintain corporate level controls, including an audit compliance program, that are intended to mitigate and detect any potential deficiencies in internal controls at the clinic level. The effectiveness of these controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the level of compliance with our policies and procedures deteriorates.

Risks Related to Regulation

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition.

Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We anticipate that in the future we will maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

Certain healthcare professionals who use our Cloud-based products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

●	state and federal privacy and confidentiality laws;

●	contracts with clients and partners;

●	state laws regulating healthcare professionals;

●	Medicaid laws;

●	the HIPAA and related rules proposed by the Health Care Financing Administration; and

●	Health Care Financing Administration standards for Internet transmission of health data.

HIPAA establishes elements including, but not limited to, federal privacy and security standards for the use and protection of Protected Health Information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us.

Although we have systems and policies in place for safeguarding Protected Health Information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. Also, third party sites and/or links that consumers may access through our web sites may not maintain adequate systems to safeguard this information, or may circumvent systems and policies we have put in place. In addition, future laws or changes in current laws may necessitate costly adaptations to our policies, procedures, or systems.

There can be no assurance that we will not be subject to product liability claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Such product liability claims could adversely affect our business, results of operations and financial condition.

There is significant uncertainty in the healthcare industry in which we operate, and we are subject to the possibility of changing government regulation, which may adversely impact our business, financial condition and results of operations.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement processes and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

Recently enacted public laws reforming the U.S. healthcare system may have an impact on our business. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact us and our patients. Some of these provisions may have a positive impact, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Various legislators have announced that they intend to examine further proposals to reform certain aspects of the U.S. healthcare system. Healthcare providers may react to these proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our systems and related services. Cost-containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in a reduction of the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our systems and related services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

As existing regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the effect at this time. We have taken steps to modify our products, services and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

Developments of additional federal and state regulations and policies have the potential to positively or negatively affect our business. Our software is not anticipated to be considered a medical device by the FDA. Yet, if it were, it could be subject to regulation by the U.S. Food and Drug Administration (“FDA”) as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

We may be subject to false or fraudulent claim laws

There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers and have an adverse effect on our business.

We are subject to the Stark Law, which may result in significant penalties

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

If our products fail to comply with evolving government and industry standards and regulations, we may have difficulty selling our products

We may be subject to additional federal and state statutes and regulations in connection with offering services and products via the Internet. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet commerce and communications. Areas being affected by these regulations include user privacy, pricing, content, taxation, copyright protection, distribution, and quality of products and services. To the extent that our products and services are subject to these laws and regulations, the sale of our products and services could be harmed.

We incur significant costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”), and the stock exchange, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs we expect to be incurred as a result of being a public company to be up to $500,000 annually.

Part of the requirements as a public company will be to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We cannot assure that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Risks Relating to Our Securities

There is not now, and there may never be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

There currently is no market for our common stock. We plan to list our common stock as soon as practicable following the effective date of this Registration Statement. However, we cannot assure that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot assure you that following the effective date of this Registration Statement, our common stock will be listed on NASDAQ or any other securities exchange; and if listed we may be subject to penny stock rules.

Following the effective date of this Registration Statement, we shall seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that we will be able to meet the initial listing standards of either, or any other stock exchange, or that we will be able to maintain a listing of common stock on either of those or any other stock exchange. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock will be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

In addition, after such listing, our securities may be classified as penny stock. The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq Capital Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stock price and ability to finance may be adversely affected by our outstanding convertible securities and warrants.

Sales of the shares of our common stock issuable upon exercise of the warrants and upon conversion of our convertible securities, would likely have a depressive effect on the market price of our common stock. Further, the existence of, and/or potential exercise or conversion of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time. As a result, the terms on which we may obtain additional financing during the period any of these warrants or convertible securities remain outstanding may be adversely affected by the existence of such warrants and convertible securities.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders beneficially own, in the aggregate, approximately 88.6% of our outstanding common stock at April 7, 2015. These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us, or other business consolidation even if our other stockholders wanted it to occur; it may also discourage a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain any earnings to support our growth strategy and may begin paying dividends in late 2015, although that is not guaranteed.

We intend to issue more shares to raise capital, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Any additional financings effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of common stock held by our then existing stockholders. Moreover, the common stock issued in any such transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our current stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a financing, dilution to the interests of our stockholders will occur and the rights of the holder of common stock might be materially and adversely affected.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the Company’s common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller Reporting Company, we are not required to provide this information; however, in light of its unknown outcome, management determined to disclose the following. As further explained elsewhere in this Report, we did receive comments on the Current Report on Form 8-K that was initially filed on May 6, 2014. Although we responded to all of the comments, the SEC continued to have concerns about the issues it raised and terminated its review of that Form 8-K without clearing all of the comments. See, Risk Factors “We may be subject to liability for failure to comply with Rule 419 under the Securities Act” and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contingencies.”

ITEM 2. PROPERTIES

Our eWellness Corporate Office is located in Culver City, California. We lease 150 square feet for $500 per month from Evolution Physical Therapy, a company owned by our CEO. (See “Certain Relationships and Related Transactions” below).

During the period ended December 31, 2014, the Company signed a lease for office space in New York City, but never actually occupied it. There is $27,994 of rent payable at the period ended December 31, 2014.

Our eWellness OLPT Operational Office Space Model calls for approximately 500 square feet of office space with a net per square foot rental price of approximately $1 per square foot per month. Required tenant improvements would be added to the rent. We anticipate a 1-year lease with one 1-year renewal option. These offices were occupied during the period ended December 31, 2014. We have located multiple locations in Los Angeles that meet our criteria, but as of the date of this Report, have not entered into any lease. All tenant improvements will be part of our monthly lease payment. The anticipated cost for the computers, software packages telephone system, routers, cabling, racking, servers and equipment and supplies is approximately $100,000 to provision services by one PTA on one DMpt platform.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any litigation. However, from time to time, we may become a party to litigation matters involving claims against us. Although we have not received notice that any proceeding or enforcement action has been instituted as of the date of this Report, as further explained elsewhere in this Report, the final comment received from the SEC regarding the Current Report of Form 8-K that we initially filed on May 6, 2014, was that they were terminating their review of that filing because they continued to have concerns about certain of the issues raised, specifically a Rule 419 violation, that they could not resolve and were going to take further steps they deem appropriate. Please refer to the related discussion in Part I, Risk Factors “We may be subject to liability for failure to comply with Rule 419 under the Securities Act” and Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of April 7, 2015, our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

Holders. As of April 7, 2015, we had 16,421,000 shares of $0.001 par value common stock issued and outstanding held by 75 shareholders of record. There are also 609,534 of restricted common stock that will be issued if debt is converted and 609,534 of outstanding warrants to purchase, common equity of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans. The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock. The issuance of any of our common stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On May 9, 2014, we issued an aggregate of 403,000 shares of our common stock; 400,000 of which were issued pursuant to a consulting agreement and 3,000 of which were issued pursuant to a verbal agreement Management as compensation for website services provided to the Company.

On October 16, 2014, we issued an aggregate of 618,000 shares of our common stock to two consultants pursuant to consulting agreements with such persons.

On October 16, 2014, per Board approval, we issued an aggregate of 200,000 shares of our common stock to one of our directors for his director services.

On December 23, 2014, we issued $213,337 Series A Senior Convertible Redeemable Notes (the “Notes”) that are initially convertible into 609,532 shares of common stock and warrants to purchase up to an aggregate of 609,532 shares of our common stock, pursuant to a private financing.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide this disclosure.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2014 and 2013 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

eWellness is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Program (“DMpt program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Initially, our focus was on patients with pre-diabetes conditions. However, we have broadened our focus to include overweight patients saddled with lower back pain and knee pain caused by tissue strain and inactivity. We also decided to launch our platform in Los Angeles instead of New York after Blue Shield of California reimbursed our physical therapy telemedicine. We were poised to launch our business in New York through a partnership with Millennium Healthcare, Inc. (“MHI”), but the partnership did not provide the results we were expecting. Additionally, management determined that relocating the Company’s operations closer to where the CEO and Chairman lived made the business more manageable and avoided time and monies lost due to travel. Management believes that by broadening the Company’s focus to include lower back pain and knee pain caused from excess weight, provides additional opportunities for success. The Company remains committed to servicing patients diagnosed as pre-diabetes as well.

Plan of Operations

During November and December 2014, we conducted a pilot study of our PHZIO.COM platform (the “PHZIO Study”), which included two men and six women aged between 33 and 56 years old over an eight week period; six were based in Los Angeles and two were based in Louisiana. Three of the participants were recruited from Craigslist and the rest were friends or family of the Company’s management team. The goals for each were to gain physical strength, stamina, balance and to lose weight. The study required each participant to attend exercise/therapy sessions three days per week from 6:30 am – 8:30 am during the trial period. Each patient attended every scheduled session and a few lost 15 pounds by the end of the study period; most said they improved their abdominal muscle strength and flexibility. Management believes these results will only improve with a longer therapy regimen period. Management is hopeful that a larger study with more patients over a six month period may produce meaningful data that would increase the likelihood for reimbursement for Medicaid plans.

The participants of our PHZIO Study indicated that they would prefer to interact with a physical therapy exercise program provided via telemedicine rather than travel to a facility; the majority agreed (88%) that they would not have travelled to our Culver City facilities to participate in a brick and mortar program and/or their attendance record would have declined. Additionally, all participants stated that they want to continue using the PHZIO.COM platform. They also indicated that having a physical therapist provide exercise instructions via the web was not a barrier to interacting with our PHZIO.COM program.

Our initial PHZIO.COM program is focused on patients that have back, hip and or knee pain and are overweight and may be pre-diabetic. Based upon the successful development of our initial PHZIO.COM platform, and with proper funding, we intend on expanding our on-line exercise system to include various other exercise programs including dietary guidance programs, hip replacement, orthopedic exercise programs and osteoporosis exercise programs.

We have developed various key performance indicators that we anticipate using to assess our business after operations are launched:

Patient Induction Rate. Our DMpt programs are 26 weeks long and start with the induction. Our patient induction rate will provide us a weekly direct understanding of how we are coordinating with the referring doctors and how efficiently we are managing the inductions; it will also give us a foundation for modeling the next six months of revenue.

Patient Attrition Rate. This indicator may be the single most important indicator of long term business outlook. The long term health of our business is directly linked to the long term health of our patients. If the patient stays with the program and does well, the probability of a health changing lifestyle shift is dramatically increased. When the patient stays with the program the Company’s business is rewarded with additional revenue. Furthermore, the increased success of each patient in our program enhances the insurance provider’s cost/benefits actuarial view of our service and thus motivates a better reimbursement schedule and more patients for us in the long run.

New Offices Per Month. This indicator will be useful in determining how fast or slow our distribution system will be growing. It will also provide us a predictive measure for resource requirements that will be emerging over the next six months.

Selling General and Administrative Expenses (SGA). Before even launching, we have received a high indication of interest in our service. We think the demand is warranted, but recognize that in the early stages of our services, we may experience bottlenecks in our ability to meet the demand for same. Under this type of environment it is critical to maintain awareness of the Company’s operational budget goals and how they are being met in our attempts to address demand. Regardless of our growth pace, it is critical to shareholder value that we are mindful of our operational spending.

Cashflow. Because the Company is “early stage” and launching with a minimum of capital, monitoring cashflow on a constant basis will be essential to growth.

The Company intends to close on a private financing of up to $1.2 million by the end of the first quarter of 2015, although there can be no guarantee we will receive any such financing. We had a first closing of this financing in late December for a total of $213,337. Assuming we receive the full $1.2 million from our proposed financing, the Company’s plans are to pursue the targets set forth below to achieve controlled operational break-even within three months and 24 offices within 12 months after the close of such private financing and healthy profitability and growth thereafter. Specifically, it is our intention to launch our services the first month after funding into two pre-existing physician locations; for each of the 11 months thereafter, we intend to launch into two additional pre-existing physician offices each month, for a total of 24 offices within the first 12 months after receipt of adequate funding. If we do not receive the full $1.2million, we will scale our plans back accordingly, in accordance with the priorities set forth below. We need at least $400,000 to carry out our 1st objective, make good on some of the outstanding liabilities that are to come due within the next 3-6 months as disclosed herein and become profitable. Until we receive it, the majority of our efforts will be geared towards obtaining sufficient financing to launch and complete our 1st objective.

Specifically, other than completing our 1st objective, if we do receive $400,000, we anticipate expending an aggregate of approximately $31,000 per month to compensate our executive officers to encourage them to devote more time to our Company, as we will be simultaneously launching and rolling out our operations in light of the received funds. Additionally, in light of its importance to our operations, if we receive the $400,000, we will pay the $20,000 due on our license agreement with Bistromatics Corp. (See, “Certain Relationships and Related Transactions”).

1st Objective: Activate the system and begin provisioning. The Company’s first objective is to complete the final activation of our DMpt system and begin provisioning our service to new patients in the Los Angeles metropolitan area.

a.	New induction offices per month

i.	Month 3 – (1) Offices per month
ii.	Month 6 – (2) Offices per month
iii.	Month 9 – (2) Offices per month
iv.	Month 12 – (2) Offices per month

b.	New patient inductions per office per month

i.	Month 3 – (100) New patient inductions per office per month
ii.	Month 6 – (100) New patient inductions per office per month
iii.	Month 9 – (100) New patient inductions per office per month
iv.	Month 12 – (100) New patient inductions per office per month

c.	Total new patients per week

i.	Month 3 – (100) Weekly new patients
ii.	Month 6 – (250) Weekly new patients
iii.	Month 9 – (400) Weekly new patients
iv.	Month 12 – (621) Weekly new patients

We estimate that our anticipated launch cash expenditures for the first 90 days will be a total of $382,133 expended on SGA and operations, as detailed in the following chart. However, these expenditure estimates are created using operations modeling and may not accurately reflect the actual cost of launching our service and do not reflect collecting revenue. Furthermore, because our service in not currently operational and has never been deployed as designed, management may encounter expenditures not planed or foreseen and these estimates may be materially different than actual results.

Estimated Launch Cash Expenditures (90 Days)

Service Activation	Month 1	Month 2	Month 3	3 Month Total
Printing and Reproduction	$1,300	$1,300	$1,300	$3,900
Tech Info Sys Development	$26,400	$26,400	$8,000	$60,800
Video Production	$6,251	$6,251	$6,251	$18,753
Web-Site	$3,541	$3,541	$3,541	$10,623
	$37,492	$37,492	$19,092	$94,076

SGA
Fees - Bank	$0	$0	$250	$250
Executives & Employees	$31,000	$37,000	$41,000	$109,000
Equipment Rental	$3,715	$3,795	$3,904	$11,414
Factoring	$0	$3,561	$11,781	$15,342
Insurance	$9,632	$10,534	$11,136	$31,302
Interest	$0	$0	$0	$0
Internet Access	$500	$500	$500	$1,500
Licenses and Permits	$1,200	$1,200	$1,200	$3,600
Marketing, PR, Advertising	$20,000	$20,000	$20,000	$60,000
Millennium & Dr Training	$5,000	$5,000	$5,000	$15,000
Miscellaneous Expense	$400	$480	$1,260	$2,140
Office Expenses	$398	$420	$1,500	$2,318
Professional Fees	$30,000	$20,000	$20,000	$70,000
Postage and Delivery	$167	$179	$191	$537
Rent	$0	$0	$9,825	$9,825
Repairs	$500	$500	$500	$1,500
Taxes	$6,405	$7,605	$8,405	$22,415
Telephone	$997	$997	$997	$2,991
Travel & Entertainment	$4,980	$8,019	$10,000	$22,999
Utilities	$0	$0	$0	$0
	$114,894	$119,790	$147,449	$382,133

Results of Operations of eWellness for the Twelve-month Period Ended December 31, 2014 vs. 2013

REVENUES: eWellness has reported $0 revenues from operations for the years ended December 31, 2014 and December 31, 2013. We anticipate the beginning of revenue generation by the end of the third quarter of 2015.

OPERATING EXPENSES: Total operating expenses increased to $1,325,010 for the year ended December 31, 2014 from $466,636 for the year ended December 31, 2013. The increase is a result of executive compensation and legal and accounting services expenses.

NET LOSS: The Company incurred a net loss of $1,339,585 for the year ended December 31, 2014, compared with a net loss of $466,636 for the year ended December 31, 2013, which reflects an increase of $872,949. The increase is as a result of executive compensation and legal and accounting services expenses.

CONTINGENCIES

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

The closing of the Initial Exchange Agreement with Private Co. was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419”) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. Accordingly, we conducted a “Blank Check” offering subject to Rule 419 (the “Rule 419 Offering”) and filed a Registration Statement on Form S-1 to register the shares of such offering; the Registration Statement was declared effective on September 14, 2012. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in the escrow trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

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

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In light of the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had negative working capital of $645,152 compared to working capital of $4,770 as of December 31, 2013. Cash flows provided by financing activities were $178,433 and $0 for the years ended December 31, 2014 and December 31, 2013, respectively. The cash balance as of December 31, 2014 was $900.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements. We are seeking financing in the form of equity capital in order to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

The independent auditors’ opinion expresses doubt about eWellness’ ability to continue as a going concern. The independent auditors report on eWellness’ December 31, 2014 and 2013 financial statements included in this Report states that the Company’s recurring losses, lack of revenues and operations and not having any positive operating cash flows since inception, raise substantial doubts about eWellness’ ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Report.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this disclosure.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-20 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eWellness Healthcare Corporation

(Formerly Dignyte, Inc.)

We have audited the accompanying consolidated balance sheet of eWellness Healthcare Corporation (formerly Dignyte, Inc.) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eWellness Healthcare Corporation (formerly Dignyte, Inc.) as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a working capital deficit, a deficit in stockholders’ equity and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah
April 7, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

eWellness Corporation (currently d.b.a. eWellness Healthcare Corporation)

We have audited the accompanying balance sheet of eWellness Corporation (currently d.b.a. eWellness Healthcare Corporation) (the “Company”) as of December 31, 2013, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWellness Corporation as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company had no revenues, experienced losses from operations, and no positive operating cash flows from operations during the year ended December 31, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah
April 1, 2014

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$900	$-
Advances - related party	7,054	-
Prepaid Expenses	26,274	4,770

Total current assets	34,228	4,770

Property & equipment, net	3,231	4,074

Intangible assets, net	22,816	-

TOTAL ASSETS	$60,275	$8,844

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$174,044	$-
Accounts payable and accrued expenses - related party	56,155	-
Accrued expenses - related party	30,181
Accrued compensation	329,000	-
Contingent liability	90,000	-

Total current liabilities	679,380	-

Convertible debt, net of discount	178,433	-

Total Liabilities	857,813	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 16,421,000 and 9,200,000 issued and outstanding, respectively	16,421	9,200
Shares to be issued	-	-
Additional paid in capital	1,087,320	561,338
Accumulated deficit	(1,901,279)	(561,694)

Total Stockholders’ Equity (Deficit)	(797,538)	8,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,275	$8,844

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Year Ended
	December 31, 2014	December 31, 2013

TOTAL REVENUE	$-	$-

OPERATING EXPENSES
Executive compensation	744,000	423,000
General and administrative	231,124	40,930
Professional fees	259,856	-
Contingent liability expense	90,000	-
Research and development - related party	30	2,706

Total Operating Expenses	1,325,010	466,636

Loss from Operations	(1,325,010)	(466,636)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	1,200	-
Interest income	7	-
Interest expense, related parties	(2,708)	-
Interest expense	(13,074)	-

Loss before Income Taxes	(1,339,585)	(466,636)

Income tax expense	-	-

Net Loss	$(1,339,585)	$(466,636)

Basic and diluted (loss) per share	$(0.10)	$(0.05)

Basic and diluted weighted average shares outstanding	13,698,896	9,200,000

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Total
	Preferred Shares		Common Shares		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	-	$-	-	$-	$95,058	$(95,058)	$-

Common stock issued at incorporation			9,200,000	9,200	(200)		9,000

Contributed services					414,000		414,000

Expenses paid and assets contributed by shareholders					52,480		52,480

Net loss						(466,636)	(466,636)

Balance at December 31, 2013	-	-	9,200,000	9,200	561,338	(561,694)	8,844

Imputed interest					2,708		2,708

Contributed services					390,000		390,000

Recapitalization at merger			6,000,000	6,000	(22,509)		(16,509)

Shares issued for services @ $.10/share			1,221,000	1,221	120,879		122,100

Convertible debt discount					34,904		34,904

Net loss						(1,339,585)	(1,339,585)

Balance at December 31, 2014	-	$-	16,421,000	$16,421	$1,087,320	$(1,901,279)	$(797,538)

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Year Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities
Net loss	$(1,339,585)	$(466,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,797	140
Contributed services	390,000	423,000
Expenses paid by shareholders	-	43,496
Shares issued for services	122,100	-
Convertible debt discount	34,904	-
Imputed interest - related party	2,708	-
Changes in operating assets and liabilities
Advances - related parties	(7,054)	-
Prepaid expense	(26,274)	-
Accounts payable and accrued expenses	67,535	-
Accounts payable - related party	56,155	-
Accrued expenses - related party	30,181	-
Contingent liability	90,000	-
Accrued compensation	329,000	-

Net cash used in operating activities	(247,533)	-

Cash flows from investing activities
Intangible asset purchase	(20,000)	-
Cash acquired in merger	90,000	-

Net cash provided by investing activities	70,000	-

Cash flows from financing activities
Convertible loan payable proceeds	178,433	-

Net cash provided by financing activities	178,433	-

Net increase (decrease) in cash	900	-

Cash, beginning of period	-	-

Cash, end of period	$900	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash Investing and Financing Activities
Assets contributed by shareholders	$-	$8,844
Prepaid expense transferred to intangible assets	$4,770	$-

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

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

eWellness was incorporated in Nevada in May 2013. Following a share exchange detailed below we completed in April 2014, pursuant to which eWellness Corporation, a Nevada corporation became our wholly owned subsidiary, we abandoned our prior business plan and we are now pursuing eWellness Corporation’s historical businesses and proposed businesses. Our historical business and operations will continue independently. eWellness is an early-stage Los Angeles based corporation that seeks to provide a unique telemedicine platform that offers Distance Monitored Physical Therapy (DMpt) Programs utilizing its proprietary WWW.PHZIO.COM telemedicine platform initially to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems, in addition to in-office sessions. Based on today’s insurance landscape, our main revenue source shall come from a combination of in-office and telemedicine visits. Amid ongoing challenges and changes within the healthcare industry, telemedicine is emerging as an increasingly attractive tool for delivering quality medical services.

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

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

Following the Share Exchange, we abandoned our prior business plan and we are now pursuing the Private Co.’s historical businesses and proposed businesses. The Private Co. is the surviving company under the share exchange and became a wholly owned subsidiary of the Company.

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination and eWellness is deemed to be the accounting acquirer in the transaction. The Share Exchange is being accounted for as a reverse-merger and recapitalization. eWellness is the acquirer for financial reporting purposes and the Company (eWellness Healthcare Corporation, formerly known as Dignyte, Inc.) is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Share Exchange will be those of eWellness and will be recorded at the historical cost basis of eWellness, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and eWellness, and the historical operations of eWellness and operations of the Combined Company from the closing date of the Share Exchange.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of eWellness Healthcare Corporation and its wholly owned subsidiary eWellness Corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these audited consolidated financial statements so as to conform to current period classifications.

Loss Per Share

Basic loss per common share (“EPS”) is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock or “as converted” method, as appropriate. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is recorded over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Furniture and Fixtures	5 - 7 Years
Computer Equipment	5 - 7 Years
Software	3 Years

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2014 and 2013, there was no impairment recognized.

Intangible Assets

The Company accounts for assets that are not physical in nature as intangible assets. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Intangible assets with indefinite useful lives are reassessed each year for impairment. If an impairment has occurred, then a loss is recognized. An impairment loss is determined by subtracting the asset’s fair value from the asset’s book/carrying value.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

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

Recent Pronouncements

Adoption of ASU 2014-10 Development Stage Entities

In June 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-10 Development Stage Entities. The amendments in ASU 2014-10 remove the definition of a development stage entity from Topic 915 Development Stage Entities, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The Company adopted this standard effective June 30, 2014. The Company’s financial statements have been impacted by the adoption of this ASU mainly by the removal of inception-to-date information in the Company’s statements of operations, cash flows, and stockholders’ equity.

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

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

Note 3. Going Concern

For the year ended December 31, 2014, the Company has no revenues and no operations and had not emerged from the development stage. The Company has an accumulated loss of $1,901,279. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Property and Equipment

Property and equipment consists of computer equipment at a stated cost of $4,214 and $4,214 less accumulated depreciation of $983 and $140 for the periods ended December 31, 2014 and 2013, respectively. Depreciation expense was $843 and $140 for the periods ended December 31, 2014 and 2013, respectively.

Note 5. Intangible Assets

The Company recognized the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $0 less accumulated amortization of $1,954 and $0 for the years ended December 31, 2014 and 2013, respectively.

Note 6. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013:

	2014	2013

Deferred tax assets:
NOL Carryover	$314,000	$15,067
Deferred Rent	2,300	-
Accrued Payroll	115,200	-
Contingent Liability	31,500	-
Deferred tax liabilities
Depreciation	(300)	-
Valuation allowance	(462,700)	(15,067)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(468,900)	$(158,656)
Depreciation	(300)	-
Contributed Services		143,820
Non-Deductible Expenses	-	709
Meals & Entertainment	2,500	-
Stock for Expense Accounts	21,000	-
Contributed Interest Expense	900	-
Gain/Loss on settlement of debt through equity	(400)	-
Deferred Rent	-	-
Accrued Payroll	115,200	-
Related Party Interest	-	-
Contingent Liability	31,500	-
Valuation allowance	298,500	14,127
	$-	$-

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

At December 31, 2014, the Company had net operating loss carryforwards of approximately $897,000 that may be offset against future taxable income from the year 2015 through 2034. No tax benefit has been reported in the December 31, 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2014 and 2013 related to unrecognized benefits.

The Company has filed for an extension of the federal income tax return in the U.S for the year ended December 31, 2014. The tax years ended December 31, 2014, 2013, and 2012 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 7. Related Party Transactions

Through the year ended December 31, 2014, a related party, a company in which the former Secretary-Treasurer and CFO of the Company is also serving as CFO, has paid $67,710 on behalf of the Company. The amounts outstanding as of December 31, 2014 and December 31, 2013 were $56,155 and $0, respectively. During the year ended December 31, 2014, the Company recorded $2,708 imputed interest on the amount owed to the related party based on an interest rate of 8%.

During the period ending December 31, 2014, the Company entered into a license agreement with a programming company in which one of our directors is Chief Marketing Officer. Through the licensing agreement, we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000. The license fee is recorded as an Intangible Asset and Accounts Payable on the Balance Sheet.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Through the year ended December 31, 2014, the officers of the Company incur personal expenses on behalf of the Company. The amounts outstanding as of December 31, 2014 and December 31, 2013 were $30,181 and $0 respectively. In addition, advances were made to officers. The amounts due from officers as of December 31, 2014 and December 31, 2013 were $7,054 and $0, respectively.

The Company periodically incurs expenses for research and development with a related party. At the periods ending December 31, 2014 and December 31, 2013, the Company had recorded expenses of $30 and $2,706, respectively.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

Note 8. Convertible Notes

On December 23, 2014 the Company issued $213,337 convertible promissory notes (the “Notes”) and warrants to purchase shares of common stock to four individual investors. The overall terms of the Notes are as follows:

●	Interest rate: 12% per annum.

●	Due date: December 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Notes, following written notice to the holders of the Notes.

●	Optional Conversion: At the option of the holders, the Notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the Notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holders of the Notes are granted the right through December 31, 2015 to purchase 609,534 additional shares of common stock at $.35 per share.

●	During the time that any portion of these Notes are outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

December 31, 2014
Principal amount	$213,337
Unamortized debt discount	(34,904)
Net carrying amount	$178,433

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

The Company valued the warrants as the difference in the value of the Note at its stated interest rate of 12% and the fair value of the Note at its discounted value using an expected borrowing rate of 18%.

For the period ended December 31, 2014, the Company recorded a debt discount of $34,904 associated with the value of the warrants which is being amortized over the life of the notes. At December 31, 2014, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the common shares of the Company, pending being listed on the OTC, and the net settlement requirements of the warrants will be analyzed at the end of each quarter to determine if the conversion does become readily convertible to cash which would require derivative accounting calculations and recording.

Note 9. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of the year ended December 31, 2014.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001.

As of the year ended December 31, 2014, the Company has 16,421,000 shares of $0.001 par value common stock issued and outstanding.

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

Note 10. Commitments, Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

The closing of the Initial Exchange Agreement with Private Co. was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419”) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. Accordingly, we conducted a “Blank Check” offering subject to Rule 419 (the “Rule 419 Offering”) and filed a Registration Statement on Form S-1 to register the shares of such offering; the Registration Statement was declared effective on September 14, 2012. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in the escrow trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

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

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

As disclosed therein, we filed the amendments to the initial Form 8-K in response to comments from the SEC regarding the Form 8-K and many of those comments pertain to the Company’s potential violation of Rule 419. The Company continued to provide the SEC with information and analysis as to why it believes it did not violate Rule 419, but was unable to satisfy the SEC’s concerns. Comments and communications indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame; constructive return is not permitted.

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

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In light of the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

MHI Agreement: On May 24, 2013, eWellness entered into an exclusive 25-year Supply and Distribution Agreement (the “Agreement”) with Millennium Healthcare, Inc. (“MHI”) for the following 14 states that include: Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware Maryland, Virginia, North Carolina, South Carolina, Georgia and Florida. Under the agreement, eWellness agrees to provide its eWellness Distance Monitored Physical Therapy Program (“DMpt program”) to MHI affiliated physicians within the terms of the Agreement. MHI agreed to market the eWellness DMpt and agreed to use its best efforts to promote and use the DMpt program; MHI also agreed to assist in managing the insurance reimbursement to eWellness for PT evaluations, re-evaluations and physical tests that eWellness staff perform at selected MHI facilities; however, we will be responsible for seeking reimbursement opportunities from insurance providers who do not currently reimburse for our telemedicine services. MHI, through its wholly owned operating subsidiaries, provide primary care physician practices, physician groups and healthcare facilities of all sizes with cutting edge medical devices focused primarily on preventive care through early detection. MHI currently provides their services to 70 medical group offices in NYC and approximately 130 in Northern New Jersey. There are approximately 400 individual physicians in these various practices. Approximately 20 percent of those patient visits are reoccurring visits.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

MHI will charge eWellness a 20% billing fee on all insurance reimbursement or patient fees for marketing the DMpt Program and assisting in the processing of insurance reimbursement. We have also agreed that for every $100,000.00 of insurance reimbursement received from MHI patients for our DMpt program (up to $1 million in billing), we will issue 110,000 shares of our common stock to MHI, up to a maximum amount of 1.1 million shares. As of the date of this Report, we have not issued any shares to MHI under this Agreement because we have not yet required or utilized MHI’s reimbursement services, nor has MHI marketed our services.

Each party has the right to terminate the agreement upon breach of the Agreement or dissolution of either party. We may also terminate the Agreement if MHI is, for a period of 60 continuous days, restrained or prevented from transacting a substantial part of their business by reason of a judgment order or regulation of any court or authority; MHI may terminate the Agreement at any time with 30 days written notice. The parties may also terminate the Agreement if either becomes the subject to any bankruptcy or similar proceeding. The Agreement also includes standard indemnification provisions for both parties.

Programming Agreement: On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors, Curtis Hollister, is Chief Marketing Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000; $2,000 of which was due upon execution, $5,000 of which is due on August 1, 2014 and the $13,000 balance is due by September 15, 2014. The parties entered into an addendum extending the due date of the $20,000 license fee to December 31, 2014 and another addendum extending it to July 1, 2015. Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO.com platform; Mr. Hollister purchased the domain name on behalf of the Company and retains no rights to same.

Office Space: The Company rents its Culver City, CA office space from Evolution Physical Therapy (“Evolution”), a company owned by our CEO, Mr. Fogt. Evolution has agreed to cancel and contribute the annual rent for the year ended December 31, 2013 towards founding eWellness and its operations; the market value of such rent is $500 per month. During the period ended December 31, 2014, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

eWELLNESS HEALTHCARE CORPORATION

(FORMERLY DIGNYTE, INC.)

Notes to Consolidated Financial Statements

Note 11. Subsequent Events

On January 24, 2015, the Company received $20,000 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum.

On January 24, 2015 the Company extended a previous consulting and service agreement with a consultant from April 21, 2015 to October 20, 2015 for which the Company shall issue 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share. As of the date of this report the 400,000 shares have not been issued.

On February 14, 2015, the Company entered into a one-year agreement with BMT, Inc. as a consultant and advisor in connection with certain business development advisory. This agreement is on an at-will basis as determined by the company in exchange for cash compensation to be invoiced monthly. The total compensation paid to date on this agreement is $11,950.

On February 23, 2015, the Company entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock. As of the date of this report, the 60,000 shares have not been issued.

On March 16, 2015, the Company extended a $20,000 licensing fee payment agreement with Bistromatics, Inc. pertaining to intellectual property utilized by the company until July 1, 2015. The Company made an initial payment of $5,000 with the remaining fees to be to be paid on or before July 1, 2015.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two years, there was no disagreement of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K that is required to be disclosed under this Item 9. However, in January 2015, we did change auditors as disclosed below

On January 26, 2015 (“Resignation Date”), Mantyla McReynolds, LLC (“Mantyla”) resigned as our independent registered public accounting firm and the Company accepted the resignation. On January 26, 2015, the Company engaged HJ Associates & Consultants, LLP (“HJ Associates”) to replace Mantyla as our independent registered public accounting firm. The engagement of HJ Associates was approved by the Company’s board of directors.

Mantyla’s audit reports on the financial statements of the Company for the years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited financial statements contained in our Annual Report on Form 10-K for the years ended December 31, 2013 and December 31, 2012 contained a going concern qualification.

There were no disagreements between the Company and Mantyla, for the two most recent years and any subsequent interim period through Resignation Date on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Mantyla, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Mantyla has not advised the Company that:

1) During the year ended December 31, 2013 and through the Resignation Date, there were any reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, with the exception of material weaknesses identified in the Company’s internal control over financial reporting; or

2) information has come to the attention of Mantyla which made it unwilling to rely upon management’s representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Mantyla that they have concluded will, or if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the year ended December 31, 2014.

On January 26, 2015, we engaged HJ Associates as our principal accountant to audit our financial statements as successor to Mantyla. During our two most recent fiscal years or subsequent interim periods, we have not consulted with HJ Associates regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did HJ Associates provide advice to our company, either written or oral, that was an important factor considered by our company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during our two most recent fiscal years or subsequent interim period, we have not consulted HJ Associates on any matter that was the subject of a disagreement or a reportable event.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We performed an evaluation (“Evaluation”), under the supervision and with the participation of our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management’s Report on Internal Control Over Financial Reporting,” our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2014, our internal control over financial reporting was not effective:

●	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Specifically, there is limited review of financial reporting and policies and procedures have not yet been implemented to analyze, document, monitor and report on non-routine and complex transactions that require management estimation or judgment.

●	The Company does not have adequate controls and procedures or an internal audit function to detect errors in accounting for certain of its financing transactions.

●	The lack of sufficient controls in place to ensure that all disclosures required were addressed in our financial statements, which may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

●	Management determined that the Company does not have a sufficient complement of personnel with appropriate training and experience in U.S. generally accepted accounting principles (“GAAP”) and lacks certain subject matter expertise related to accounting for income taxes, complex debt and equity transactions, and disclosures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this Annual Report.

Remediation Plan for Material Weaknesses

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, based on the control deficiencies identified above, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel. Management believes that the appointment of additional management personnel will lead to increased oversight over the accounting and reporting function. As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions. We also plan to supply enhanced training and education on principles related to accounting for financing transactions, when funds allow.

Management has reviewed the consolidated financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B: OTHER INFORMATION

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers as of April 7, 2015.

Pursuant to the Share Exchange Agreement, Mr. McRobbie-Johnson resigned as our sole director and from all offices he held prior to the Share Exchange and Donna S. Moore resigned from all of her positions with the Company, i.e. Secretary, Treasurer and CFO. Also pursuant to the Share Exchange Agreement, the following individuals were appointed as our directors, effective immediately after the close of the Share Exchange: Douglas MacLellan (Chairman), Darwin Fogt, Curtis Hollister and David Markowski (collectively, the “New Directors”); and the following individuals were appointed to the following positions: Mr. Fogt as our President and Chief Executive Officer, David Markowski as our Chief Financial Officer, Secretary and Treasurer, and Curtis Hollister as our Chief Technology Officer (collectively, the “New Officers”).

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Position(s)
Darwin Fogt	40	President, Chief Executive Officer and Member of the Board of Directors
David Markowski	54	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	59	Chairman and Secretary
Curtis Hollister	41	Chief Technology Officer and Member of the Board of Directors
Douglas Cole	58	Member of the Board of Directors
Brandon Rowberry	40	Member of the Board of Directors

Darwin Fogt, President, CEO & Director. Mr. Fogt has been CEO of eWellness Corporation since May 2013. Since 2001, he has been founder, President and practicing therapist of Evolution Physical Therapy, Inc., a privately held company in Los Angeles, CA providing sports and orthopedic physical therapy services. From 2008 to present, Mr. Fogt has also been founder and President of Bebe PT, a physical therapy practice specializing in perinatal rehabilitation and wellness. Additionally, from 2012 to present Mr. Fogt has been founder and President of Evolution Fitness, a primarily cash-based fitness and rehabilitation center serving high level athletes and clients in Culver City, CA. Mr. Fogt has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. Mr. Fogt earned his B.S. in Exercise Science from the University of Southern California in 1996 and his MPT (Master’s of Physical Therapy) from California State University: Long Beach in 2001. He is currently working toward earning his DPT (Doctorate of Physical Therapy) degree.

David Markowski, Chief Financial Officer & Director. Mr. Markowski has been CFO of eWellness Corporation since May 2013. From October 1997 to October 2002 he was CEO and Co-Founder of GFNN, Inc. From 2002 to 2013 Mr. Markowski has maintained various active roles within GFNN’s subsidiaries including Founder, Director and CEO positions. From October 2009 to December 2011, he was the Director of Corporate Development for Visualant, Inc. From June 2003 to 2010 he was President of Angel Systems, Inc. an independent consulting firm with competencies in strategic marketing and business development. From January 1998 to October 1998, Mr. Markowski served as the Vice President of Finance for Medcom USA, a NASDAQ listed company. Prior to that, he had a decade of investment banking experience on Wall Street involved in financing start-ups and public offerings. He is a business development specialist with accolades in INC Magazine and others. Mr. Markowski obtained a BA degree in Marketing from Florida State University in 1982.

Curtis Hollister, Chief Technology Officer & Director. Mr. Hollister has been a founder and CTO of eWellness since May 2013. From November 2008 to present he has been the founder and President of Social Pixels, a privately held Canadian company focused on helping companies apply online media and digital campaigning. From November 2008 to present he has been the founder and President of Ripplefire, a privately held Canadian company also specializing in the digital campaigning space. He is a global entrepreneur and innovator known for his ability to identify and capitalize on industry trends. His high profile projects include such clients as Government of Canada, AT&T, Bell Canada, Microsoft, Nokia, Conversant IP and TD Bank. From 1998 to 2002 Mr. Hollister founded and operated TeamCast.com, a technology spin-off focusing on peer-to-peer networking. From 1997 to 2002 Mr. Hollister founded and operated Intrasoft Technologies, a technology start-up to capitalize on the emerging Intranet application market. From 1995 to 1997 Mr. Hollister founded and operated Intranet Technologies, the first successful Internet service provider in Ottawa, Canada’s capital city. Mr. Hollister graduated from Center Hastings Secondary in 1991 and from 1991 to 1995 attended Carleton University with a special focus on Economics.

Douglas MacLellan, Chairman of the Board. Mr. MacLellan currently serves as Chairman of the Board of eWellness Corporation since May 2013. From November 2009 to present Mr. MacLellan has been an independent director of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. In May 2014, Mr. MacLellan join the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. Until April 2014, Mr. MacLellan was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continues to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm since 1992. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

Douglas Cole, Director. Mr. Cole has been a Director of the company since May 2014. From 2005 to the present Mr. Cole has been a Partner overseeing all ongoing deal activities with Objective Equity LLC, a boutique investment bank focused on the clean tech, mining and mineral sectors. From 2002 to 2005 Mr. Cole has played various executive roles as Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB). From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1998 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year for his work in the Starpress integration. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole obtained his BA in Social Sciences from UC Berkeley in 1978.

Brandon Rowberry, Director. Mr Rowberry has been a Director since June 2014. He is a well-known healthcare innovation executive. From 2010 to 2014 he drove enterprise-wide Innovation/Venturing for United Health Group where in 2012 they were awarded the prestigious PDMA Outstanding Corporate Innovation Award. From 2012 to present he has also been Managing Director of 7R Ventures an investment and advisory firm. From 2005 to 2009, he was Director of Strategy & Innovation at Circuit City. From 2001 to 2005, he was a Sr. Corporate Consultant focusing on Organizational Development and Innovation at Hallmark. From 2000 to 2001, he was a Manager of Organizational Development & Innovation at Honeywell. Mr. Rowberry has also been a frequent corporate innovation guest speaker on NBC, FOX, ABC. Mr. Rowberry obtained his Masters of Organizational Behavior from Marriott School of Business, BYU in 2000.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote time and energy to service on the Board and its committees, as necessary. We believe that all of our directors meet the foregoing qualifications.

The Board believes that the leadership skills and other experience of the Board members described below, in addition to each person’s experience set forth above in their respective biographies, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor our executives business execution.

Darwin Fogt. Mr. Fogt is a co-founder of the Company and has been serving as a physical therapist for over 12 years and has built three successful physical therapy practices. Mr. Fogt has contributed to the Board’s strong leadership and vision for the development of the Company’s innovative business model.

Douglas MacLellan. Mr. MacLellan is a co-founder of the Company and has been serving as an officer and/or director of various advance technology and high growth companies over the past 20 years. Mr. MacLellan has contributed to the Board’s strong leadership and vision for the development of the Company’s innovative business model.

Curtis Hollister. Mr. Hollister is a co-founder of the Company and has been serving in senior management positions in various advance technology, software and video content business over the past 20 years. He holds a wealth of experience in software development, video content management and network technology.

David Markowski. Mr. Markowski is a co-founder of the Company and has been serving in senior management positions in various companies over the past 20 years, with an emphasis on corporate finance, accounting, audit, financial modeling and marketing. He holds a wealth of experience in company management skills.

Doug Cole. Mr. Cole is an international business executive with over 20 years of active management and board roles in various software, educational and technology public and private companies.

Brandon Rowberry. Mr. Rowberry has held over 15 years in senior management positions as an innovation expert in various advance technology and healthcare industries. He is anticipated to greatly expand our industry relationships within healthcare insurers and the telemedicine industry.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Promoters and Certain Control Persons

In light of the efforts and services they provided to the Private Co. prior to the Share Exchange, we believe that Douglas MacLellan and Darwin Fogt may be deemed “promoters” (within the meaning of Rule 405 under the Securities Act), since they took the initiative in the formation of our business and received 10% of our equity securities in exchange for the contribution of property or services, during the last five years. In addition, Gregg C. E. Johnson may be deemed a “promoter” of the Company as a result of his receipt of shares of our common stock at the time of completion of the Share Exchange.

Corporate Governance and Director Independence

Presently, we are not currently listed on a national securities exchange or in an inter-dealer quotation system and therefore are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the rules of NASDAQ. The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. Nasdaq Listing Rule 5605(a)(2) defines an “independent director” generally as a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Douglas Cole would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, Mr. Cole qualifies as “independent” under Nasdaq Listing Rules applicable to board committees.

Due to our lack of operations and size prior to the Share Exchange, we did not have an Audit Committee. For these same reasons, we did not have any other separate committees prior to the Share Exchange; all functions of a nominating committee, audit committee and compensation committee were performed by our sole director. Although, as stated above, we are not the subject of any listing requirements, in connection with the Share Exchange, our Board of Directors established several committees to assist it in carrying out its duties. In particular, committees shall work on key issues in greater detail than would be practical at a meeting of all the members of the Board of Directors; each committee reviews the results of its deliberations with the full Board of Directors.

The standing committees of the Board of Directors currently consist of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Current copies of the charters for the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines, Code of Ethics and Business Conduct, may be found on our website at www.ewellnesshealth.com, under the heading “Corporate Information—Governance Documents.” Printed versions also are available to any stockholder who requests them by writing to our corporate Secretary at our corporate address. Our Board of Directors may, from time to time, establish certain other committees to facilitate our management.

The Board will consider appointing members to each of the Committees at such time as a sufficient number of independent directors are appointed to the Board or as otherwise determined by the Board. Until such time, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee.

A copy of our Code of Ethics is attached as Exhibit 14.1 which is incorporated herein by reference.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended December 31, 2014, all Forms 4 were timely filed.

ITEM 11: EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2014 and 2013, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000. Prior to the Share Exchange, which closed in April 2014, we did not pay our sole officer any compensation nor did we have an employment agreement.

Following the Share Exchange, we do not currently have any formal employment salary arrangement with any of or new officers. However, the Board determined that the following salaries shall be recorded and accrued on a monthly basis as contributed capital and compensation for the following individuals for the services they provide to us:

After 1-1-14,but before profitability

Monthly	Recognized	Contributed	Compensated
Douglas MacLellan, Chairman	$20,000	$11,000	$9,000
Darwin Fogt, CEO/President	$14,000	$7,000	$7,000
David Markowski, CFO	$14,000	$7,000	$7,000
Curtis Hollister, CTO	$14,000	$7,000	$7,000

At profitability and after

Monthly	Recognized	Contributed	Compensated
Douglas MacLellan, Chairman	$20,000	$0	$20,000
Darwin Fogt, CEO/President	$14,000	$0	$14,000
David Markowski, CFO	$14,000	$0	$14,000
Curtis Hollister, CTO	$14,000	$0	$14,000

All of our current officers have agreed to defer their compensation until such time as we are cash flow positive; therefore, none of our officers have received any compensation as of the date of this Report. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Director’s Compensation

We shall continue to maintain the policy regarding director compensation that existed prior to the Share Exchange, pursuant to which directors are not entitled to receive compensation for service rendered to us or for meeting(s) attended except for reimbursement of out-of-pocket expenses. There is no formal or informal arrangements or agreements to compensate employee directors for service provided as a director; however, compensation for new non-employee directors is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Employment Contracts

We do not have any formal employment agreement with any of the New Officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as the Company maintains a positive cash flow.

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2014.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The business address of each beneficial owner listed is in care of 11825 Major Street, Culver City, California, 90230 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of April 7, 2015, we had 16,421,000 shares of common stock issued and outstanding.

Pursuant to our Supply and Distribution Agreement with Millennium Healthcare, Inc., we shall issue them 110,000 shares of our common stock, up to a maximum amount of 1.1 million shares, for every $100,000.00 of insurance reimbursement received by us from MHI patients for our DMpt program (up to $1 million in billing). As of the date of this Report, we have not issued MHI any shares and such shares shall not be included in the number of our outstanding shares of common stock until they are issued, if ever; however, if all 1.1 million shares were issued today, MHI would own approximately 7.2% of our outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Darwin Fogt	3,750,000	(1)	22.8%
David Markowski	1,100,000		6.7%
Douglas MacLellan	3,750,000		22.8%
Curtis Hollister	1,950,000		11.9%
Douglas Cole	200,000		1.2%
Brandon Rowberry	200,000		1.2%
All officers and directors as a group (6 persons)	10,950,000		66.7%
J.F.S. Investments, Inc. (2)	950,000		5.8%
Evolution Physical Therapy, Inc. (3)	1,000,000	(1)	6.1%
Gregg C.E. Johnson (4)	1,545,669	(5)	9.4%

(1)	This includes 1,000,000 shares held by Evolution Physical Therapy, Inc., which is owned by Mr. Fogt.

(2)	Joseph Salvani is the President and the sole indirect owner of, and controls, J.F.S. Investments, Inc.

(3)	Darwin Fogt is the President and the sole indirect owner of, and controls, Evolution Physical Therapy, Inc.

(4)	The mailing address for Gregg C.E. Johnson is 6081 W. Park Ave, Chandler, AZ 85226.

(5)	This amount includes: (i) 1,240,669 shares held by Summit Capital USA, Inc. (“Summit USA”), which is beneficially owned as follows: 50% owned by Summit Capital Corp. (“Summit Corp.”), 2 Anthony Henday Center, 4914-55 St., Red Deer, AB, Canada T4N 2J4 (Summit Corp. is beneficially owned by Gregg C.E. Johnson and Cheryl L. McRobbie-Johnson); 25% owned by Gregg C.E. Johnson; and 25% owned by Thomas P. Madden, 1192 W. Sunrise Place, Chandler, AZ 85248. Mr. Johnson has voting and dispositive control over the securities held by Summit Capital USA, Inc. Mr. Johnson disclaims beneficial ownership of our common stock owned by Summit Capital USA, Inc. except to the extent of his pecuniary interest in such company; (ii) and, (iii) 305,000 shares Mr. Johnson owns directly.

Changes in Control

As a result of the Share Exchange, eWellness became our wholly owned subsidiary and the officers and directors appointed as of the closing of such transaction own approximately 66.7% of the shares of the Company outstanding post-exchange common stock. As a result, the newly appointed board members control the board.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction during the last fiscal year involving an amount exceeding $120,000 and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Related Party Debt: Prior to the closing of the Share Exchange through the year ended December 31, 2014, a related party, a company in which our former Secretary-Treasurer and CFO also served as CFO, paid $67,710 on behalf of the Company. The amount outstanding as of December 31, 2014 and December 31, 2013 were $56,156 and $40,893, respectively. During the year ended December 31, 2014, the Company recorded $3,867 imputed interest on the amount owed to the related party. The debt remains a Company liability, which is to be repaid when the Company has sufficient capital to do so and there is no specific time frame within which such repayment must be made.

Share Transfers: Pursuant to the Share Exchange Agreement, Mr. McRobbie (our former CEO and sole director) transferred an aggregate of 2,100,000 shares to the following parties: 1,500,000 to Summit Capital USA, Inc. (“Summit”), over which our former CFO serves as CFO; 300,000 to an unrelated third party; and, 300,000 to Gregg Johnson, who, together with his wife beneficially owns Summit Capital Corp., which is a 50% owner of Summit; all of these shares were issued as compensation for a variety of business consulting services each such named party performed on behalf of the Company pursuant to oral agreements between each party and Mr. McRobbie. The services provided included identifying, evaluating, structuring and providing advice in connection with potential acquisitions, mergers or combinations with potential acquisitions, performance of due diligence, coordination of accounting and legal due diligence, familiarization with the business, operations, properties, financial condition, management and prospects of potential target companies and the coordination of the preparation of all required documentation to complete the acquisition and the filing of all required public disclosures to complete such transaction. These services also included the evaluation of several different business opportunities, including the transaction with eWellness Corporation that was ultimately consummated. Based on the oral agreements with Mr. McRobbie, the fee for these services was earned and due upon the closing of the Share Exchange. The transfer of the 2,100,000 shares was a private transaction between the named individuals and was not a Company issuance.

MHI Agreement: On May 24, 2013, eWellness entered into an exclusive 25-year Supply and Distribution Agreement (the “Agreement”) with Millennium Healthcare, Inc. (“MHI”) for the following 14 states that include: Maine, New Hampshire, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Delaware Maryland, Virginia, North Carolina, South Carolina, Georgia and Florida. Under the agreement, eWellness agrees to provide its eWellness Distance Monitored Physical Therapy Program (“DMpt program”) to MHI affiliated physicians within the terms of the Agreement. MHI agreed to market the eWellness DMpt and agreed to use its best efforts to promote and use the DMpt program; MHI also agreed to assist in managing the insurance reimbursement to eWellness for PT evaluations, re-evaluations and physical tests that eWellness staff perform at selected MHI facilities; however, we will be responsible for seeking reimbursement opportunities from insurance providers who do not currently reimburse for our telemedicine services. MHI, through its wholly owned operating subsidiaries, provide primary care physician practices, physician groups and healthcare facilities of all sizes with cutting edge medical devices focused primarily on preventive care through early detection. MHI currently provides their services to 70 medical group offices in NYC and approximately 130 in Northern New Jersey. There are approximately 400 individual physicians in these various practices. Approximately 20 percent of those patient visits are reoccurring visits.

MHI will charge eWellness a 20% billing fee on all insurance reimbursement or patient fees for marketing the DMpt Program and assisting in the processing of insurance reimbursement. We have also agreed that for every $100,000.00 of insurance reimbursement received from MHI patients for our DMpt program (up to $1 million in billing), we will issue 110,000 shares of our common stock to MHI, up to a maximum amount of 1.1 million shares. As of the date of this Report, we have not issued any shares to MHI under this Agreement because we have not yet required or utilized MHI’s reimbursement services, nor has MHI marketed our services.

Each party has the right to terminate the agreement upon breach of the Agreement or dissolution of either party. We may also terminate the Agreement if MHI is, for a period of 60 continuous days, restrained or prevented from transacting a substantial part of their business by reason of a judgment order or regulation of any court or authority; MHI may terminate the Agreement at any time with 30 days written notice. The parties may also terminate the Agreement if either becomes the subject to any bankruptcy or similar proceeding. The Agreement also includes standard indemnification provisions for both parties.

Programming Agreement: On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors, Curtis Hollister, is Chief Marketing Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000; $2,000 of which was due upon execution, $5,000 of which is due on August 1, 2014 and the $13,000 balance is due by September 15, 2014. The parties entered into an addendum extending the due date of the $20,000 license fee to December 31, 2014 and another addendum extending it to July 1, 2015. Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO.com platform; Mr. Hollister purchased the domain name on behalf of the Company and retains no rights to same.

Office Space: The Company rents its Culver City, CA office space from Evolution Physical Therapy (“Evolution”), a company owned by our CEO. Evolution has agreed contribute the annual rent for the year ended December 31, 2014 towards founding eWellness and its operations; the market value of such rent is $500 per month. During the year ended, the Company recorded rent expense in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Research and Development: The officers of the Company from time to time charge the Company for research and development services. During the years ended December 31, 2014 and December 31, 2013, the expenses for these service were $30 and $2,706, respectively.

Review, Approval and Ratification of Related Party Transactions

Our Board of Directors conducts an appropriate review of and oversees all related-party transactions. We have not yet adopted formal standards in respect of the review and approval or ratification of related-party transactions; however, our board has conformed to the following standards: (i) all related-party transactions must be fair and reasonable to us and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time authorized by the board; and (ii) all related-party transactions must be authorized, approved or ratified by the affirmative vote of a majority of the directors who have no interest, either directly or indirectly, in any such related party transaction.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by HJ Associates & Consultants, LLP and Mantyla McReynolds, LLC for the fiscal years ended December 31, 2014 and 2013.

57

	2014	2013

Audit Fees	$24,000	$4,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,000	$4,250

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

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of HJ Associates & Consultants, LLP as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Name/Identification of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)
3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)
10.1	Amended and Restated Share Exchange Agreement among eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), Andreas A. McRobbie-Johnson, eWellness Corporation and its shareholders dated April 30, 2014. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2014)
10.2	Promissory Note (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 2, 2014)
10.3	Supply and Distribution agreement with Millennium Healthcare, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on June 25, 2014)
10.4	Licensing Agreement between the Company and Physical Relief Telemedicine and Technology Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed on June 25, 2014)
10.5	License Agreement between the Company and Bistromatics Corp. (Incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed on June 25, 2014)
10.6	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2015)
10.7	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2015)
10.8	Form of Series A Warrant Agreement(Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2015)
10.9	Form of Registration Rights Agreement(Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)
10.10	Form of Security Agreement(Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)
14.1	Code of Ethics Conduct (Incorporated by reference to Exhibit 14.1 to the Form 8-K filed on May 6, 2014)
31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: April 7, 2015
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	April 7, 2015
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	April 7, 2015
David Markwoski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	April 7, 2015
Brandon Rowberry

/s/ Douglas Cole	Director	April 7, 2015
Douglas Cole

/s/ Curtis Hollister	Director	April 7, 2015
Curtis Hollister

/s/ Douglas MacLellan	Director	April 7, 2015
Douglas MacLellan

