Form 10-Q
period 2015-03-31
eWELLNESS HEALTHCARE Corp
filed 2015-05-12
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	45-1560906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11825 Major Street, Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(310) 915-9700

(Registrant’s telephone number, including area code)

Copies of Communications to:

Rachael Schmierer, Esq.

Hunter Taubman Weiss

1450 Broadway, 26th Floor

New York, NY 10018

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2015 was 16,881,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,753	$900
Advances - related party	-	7,054
Prepaid Expenses	71,845	26,274

Total current assets	97,598	34,228

Property & equipment, net	7,226	3,231

Intangible assets, net	22,077	22,816

TOTAL ASSETS	$126,901	$60,275

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,162	$174,044
Accounts payable - related party	43,056	56,155
Accrued expenses - related party	25,076	30,181
Accrued compensation	414,000	329,000
Contingent liability	90,000	90,000
Short term note and liabilities	166,100	-

Total current liabilities	877,394	679,380

Convertible debt, net of discount	187,159	178,433

Total Liabilities	1,064,553	857,813

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 16,881,000 and 16,421,000 issued and outstanding, respectively	16,881	16,421
Additional paid in capital	1,263,625	1,087,320
Accumulated deficit	(2,218,158)	(1,901,279)

Total Stockholders' Equity (Deficit)	(937,652)	(797,538)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$126,901	$60,275

The accompanying notes are an integral part of these condensed consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2015 and 2014

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

OPERATING EXPENSES
Executive compensation	$186,000	$186,000
General and administrative	34,588	25,031
Professional fees	90,394	29,671
Research and development - related party	-	30

Total Operating Expenses	310,982	240,732

Loss from Operations	(310,982)	(240,732)

OTHER INCOME (EXPENSE)
Gain from extinguishment of debt	11,323	-
Interest expense, related parties	(1,078)	-
Interest expense	(16,142)	-

Loss before Income Taxes	(316,879)	(240,732)

Income tax expense	-	(50)

Net Loss	$(316,879)	$(240,782)

Basic and diluted (loss) per share	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	16,740,778	9,200,000

The accompanying notes are an integral part of these condensed consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(unaudited)

	For Three Months Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activies
Net loss	$(316,879)	$(240,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	950	449
Contributed services	97,500	1,500
Shares issued for services	9,389	-
Warrants issued for services	7,153	-
Convertible debt discount	8,726	-
Imputed interest - related party	1,078	-
Changes in operating assets and liabilities
Advances - related parties	7,054	(2,390)
Prepaid expense	16,074	-
Accounts payable and accrued expenses	(34,880)	22,661
Accounts payable - related party	(13,100)	-
Accrued expenses - related party	(5,105)	18,506
Accrued compensation	85,000	186,000

Net cash used in operating activities	(137,040)	(14,006)

Cash flows from investing activities Purchase of equipment	(4,207)	-

Net cash used in investing activities	(4,207)	-

Cash flows from financing activities
Common stock subscribed	146,100	-
Convertible loan payable	20,000	30,000

Net cash provided by financing activities	166,100	30,000

Net increase (decrease) in cash	24,853	15,994

Cash, beginning of period	900	-

Cash, end of period	$25,753	$15,994

Supplemental Information:
Cash paid for:
Taxes	$-	$50
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 10, 2014. At the execution of the Share Exchange Agreement, the total number of shares of common stock outstanding was 15,200,000.

The Company is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. The Company’s activities are subject to significant risks and uncertainties, including failure to secure funding to operationalize the Company’s business plan.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended March 31, 2015 and March 31, 2014 is unaudited. The balance sheet as of December 31, 2014 is derived from audited financial statements of eWellness Healthcare Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Going Concern

For the period ended March 31, 2015, the Company has no revenues and no operations. The Company has an accumulated loss of $2,211,005. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of March 31, 2015 and 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities.

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the period ended March 31, 2015, no dilutive shares are added into the loss per share calculations.

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

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost of $8,420 and $4,214 less accumulated depreciation of $1,194 and $983 at March 31, 2015 and December 31, 2014, respectively. Depreciation expense was $211 for the periods ended March 31, 2015 and March 31, 2014. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for computer equipment.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $24,770 less accumulated amortization of $2,693 and $1,954 for the periods ended March 31, 2015 and December 31, 2014, respectively. For the periods ended March 31, 2015 and March 31, 2014, the amortization expense recorded was $739 and $239, respectively.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 5. Related Party Transactions

A company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $73,610 on the Company’s behalf. The amount outstanding as of March 31, 2015 and December 31, 2014 was $43,056 and $56,155, respectively. During the periods ended March 31, 2015 and March31, 2014, the Company recorded $1,078 and $856, respectively of imputed interest on the amount owed to the related party based on an interest rate of 8%.

During 2014, the Company entered into a license agreement with a programming company in which one of our directors is Chief Marketing Officer. Through the licensing agreement, we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000. The license fee is recorded as an Intangible Asset and Accounts Payable on the Balance Sheet.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

The officers of the Company incur personal expenses on behalf of the Company. The amounts outstanding as of March 31, 2015 and December 31, 2013 were $25,076 and $30,181, respectively.

Note 6. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2015 and December 31, 2014, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended March 31 2015, and March 31, 2014 the Company did not recognize nor accrue any interest or penalties.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 7. Convertible Notes Payable

On December 23, 2014 the Company issued $213,337 convertible promissory notes (the “Notes”) and warrants to purchase shares of common stock to four individual investors. The overall terms of the Notes are as follows:

●	Interest rate: 12% per annum. During the period ended March 31, 2015, the Company recorded $6,969 of accrued interest.

●	Due date: One year after the registration statement registering the shares of common stock underlying the Notes for resale is declared effective. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Notes, following written notice to the holders of the Notes.

●	Optional Conversion: At the option of the holders, the Notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the Notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holders of the Notes are granted the right for three years to purchase 609,534 additional shares of common stock at $.35 per share.

●	During the time that any portion of these Notes are outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

March 3l, 2015
Principal amount	$213,337
Unamortized debt discount	(26,178)
Net carrying amount	$187,159

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

The Company valued the warrants as the difference in the value of the Note at its stated interest rate of 12% and the fair value of the Note at its discounted value using an expected borrowing rate of 18%.

For the period ended March 31, 2015, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the common shares of the Company, pending being listed on the OTC, and the net settlement requirements of the warrants will be analyzed at the end of each quarter to determine if the conversion does become readily convertible to cash which would require derivative accounting calculations and recording.

Note 8. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of March 31, 2015.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001.

On January 24, 2015, the Company authorized the issuance of 400,000 shares for consulting services at a value of $40,000 that will be amortized over the life of the contract.

On February 23, 2015, the Company authorized the issuance of 60,000 shares for consulting services for a value of $6,000 that will be amortized over the life of the contract.

As of the period ended March 31, 2015, the Company has 16,881,000 shares of $0.001 par value common stock issued and outstanding.

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

The Company is currently conducting an offering of up to $1,200,000 convertible secured notes. On December 23, 2014, the Company closed the initial offering (See Footnote 7). During the period ended March 31, 2015, the Company received $146,100 in funds as part of the second part of the original offering. The receipt of these funds was recorded as a short term liability for the period ended March 31, 2015. The second part of the original offering was closed on April 9, 2015 and convertible notes and warrants were issued.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Warrants

On January 24, 2015, the Company authorized the issuance of 400,000 warrants that were issued as part of a consulting agreement extension that expired on October 21, 2015. The fair value of the warrants are $32,187 and the Company recorded $7,153 as consulting expense and $25,034 as prepaid expense to be amortized over the life of the contract which expires in October, 2015.

The following is a summary of the status of all of the Company’s warrants as of March 31, 2015 and changes during the three months ended on that date:

Weighted
	Number of	Average
	Warrants	Exercise Price

Outstanding at January 1, 2015	-	$-
Granted	400,000	$0.35
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2015	400,000	$0.35

Note 9. Commitments, Contingencies

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

However, pursuant to Rule 419(e)(2)(iv), “funds held in the escrow or trust account shall be returned by first class mail or equally prompt means to the purchaser within five business days [if the related acquisition transaction does not occur by a date that is 18 months after the effective date of the related registration statement].” As set forth above, rather than physically return the funds, we sought consent from the investors of the Rule 419 Offering to direct their escrowed funds to the Company to instead purchase shares in the Converted Offering. The consent document (which was essentially a form of rescission) was given to the investors along with a private placement memorandum describing the Converted Offering and stated that any investor who elected not to participate in the Converted Offering would get 90% of their funds physically returned. Pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned. The Company received $100,000 proceeds and used $10,000 as per Rule 419(b)(2)(vi); therefore, only $90,000 was subject to possible return.

As disclosed therein, we filed the amendments to the initial Form 8-K in response to comments from the SEC regarding the Form 8-K and many of those comments pertain to an alleged violation of Rule 419. The Company continued to provide the SEC with information and analysis as to why it believes it did not violate Rule 419, but was unable to satisfy the SEC’s concerns. Comments and communications indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame; constructive return is not permitted.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors is Chief Marketing Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000 due by September 31, 2014. The parties entered into an addendum extending the due date of the license fee to December 31, 2014. Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO.com platform; our director purchased the domain name on behalf of the Company and retains no rights to same. On March 16, 2015, the Company extended the licensing fee payment agreement until July 1, 2015. The Company made an initial payment of $5,000 with the remaining fees to be to be paid on or before July 1, 2015.

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the period ended March31, 2015, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

In May 2014, the Company signed an Office Service Agreement for office space in New York, New York. A deposit of $17,874 was paid and recorded in prepaid expense. The utilization of the office space began on August 1, 2014 and terminated at December 31, 2014. The Company negotiated a settlement of $5,500 in April, 2015 for the cancellation of the agreement. The settlement resulted in a gain on extinguishment of debt of $11,323.

On January 24, 2015, the Company received $20,000 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum. For the period ended March 31, 2015, the Company recorded $447 of accrued interest for this note.

On January 24, 2015 the Company extended a previous consulting and service agreement with a consultant from April 21, 2015 to October 20, 2015 in exchange for 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share. The fair value of the common stock issued for the services is $40,000 and the Company recorded $8,889 as consulting expense and $31,111 as prepaid expense to be amortized over the life of the contract. The fair value of the warrants issued for services is $32,187 and the Company recorded $7,153 as consulting expense and $25,034 as prepaid expense to be amortized over the life of the contract. With this extension agreement, the Company is to pay $10,000 per month consulting fee beginning with February 1, 2015 through the end of the agreement. For the period ended March 31, 2015, the Company accrued $20,000 for these consulting fees.

On February 14, 2015, the Company entered into a one-year agreement with BMT, Inc. as a consultant and advisor in connection with certain business development advisory. This agreement is on an at-will basis as determined by the company in exchange for cash compensation to be invoiced monthly. The total compensation paid to date on this agreement is $11,950.

On February 23, 2015, the Company entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock. The fair value of the services is $6,000 and the Company recorded $500 as consulting expense and $5,500 as prepaid expense to be amortized over the life of the contract that expires in February, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 10. Segment Reporting

The Company has one operating segment, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of financial information.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 11. Subsequent Events

On April 1, 2015, the Company entered into an Operating Agreement with Evolution Physical Therapy (“EPT”), a company owned by one of the Company’s officers, wherein it is agreed that EPT would be able to operate the Company’s telemedicine platform www.phzio.com and offer it to selected physical therapy patients of EPT. The Company is to receive 75% of the net insurance reimbursements from the patient for use of the platform. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments – computer equipment, office or facilities rental payments, physical therapist or physical therapy assistant, administrative staff, patient induction equipment, office supplies, utilities and other associated operating costs. It is anticipated that the operation of the platform by EPT will generate positive cash flow within 90 days from the start of patient induction.

On April 9, 2015, the Company closed a second round of its private placement offering with eight accredited investors in which it raised gross proceeds of $270,080 (including an aggregate of $123,980 that was converted from certain other outstanding notes, including accrued interest, and future contractual cash consulting fees) and sold that same amount of Series A Senior Convertible Redeemable Notes convertible into shares of the Company’s common stock, par value $0.001 per share at $0.35 per share and Series A Warrants, all pursuant to separate Securities Purchase Agreements entered into with each investor. The Warrants are exercisable to purchase up to 834,857 shares of Common Stock. The sale was part of a private placement offering in which the Company offered for sale a maximum of $1,200,000 principal amount of convertible notes.

On April 17, 2015, the Company entered into an agreement with Akash Bajaj, M.D., M.P.H. The agreement is for Dr. Bajaj to serve as a consultant and as the Chairman of the Company’s Clinical Advisory Board. The term of the agreement is for one year with annual renewal as desired. The agreement further sets the hourly rate to be paid at $225 per hour with payment to be at the end of each month. Further, the Company granted Dr. Bajaj a five-year non-statutory option to purchase 100,000 shares of common stock at a price of $.35 per share. The options will vest over a 12 month period at 8,333 per month. As the Company’s stock is not yet publicly traded, the value of the options are deemed to be zero.

On May 7, 2015, Evolution Physical Therapy inducted the first patient using the Company’s telemedicine platform www.phzio.com.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three months ended March 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

THE COMPANY

Business Overview

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

We have received a total of $348,600 from the Private Placement. The Company’s plans are to pursue the targets set forth below to achieve controlled operational break-even within three months and 24 offices within 12 months after the close of such private financing and healthy profitability and growth thereafter. Specifically, it is our intention to launch our services the first month after funding into two pre-existing physician locations; for each of the 11 months thereafter, we intend to launch into two additional pre-existing physician offices each month, for a total of 24 offices within the first 12 months after receipt of adequate funding. If we do not receive the full $1.2 million, we will scale our plans back accordingly, in accordance with the priorities set forth below. We need at least $400,000 to carry out our 1st objective, make good on some of the outstanding liabilities that are to come due within the next 3-6 months as disclosed herein and become profitable. Until we receive it, the majority of our efforts will be geared towards obtaining sufficient financing to launch and complete our 1st objective.

Specifically, other than completing our 1st objective, if we do receive $400,000, we anticipate expending an aggregate of approximately $31,000 per month to compensate our executive officers to encourage them to devote more time to our Company, as we will be simultaneously launching and rolling out our operations in light of the received funds. Additionally, in light of its importance to our operations, if we receive the $400,000, we will pay the $20,000 due on our license agreement with Bistromatics Corp. (See, “Transactions With Related Persons, Promoters And Certain Control Person”). Please see our Annual Report on Form 10-K for the year ended December 31, 2014 for a more detailed discussion of our objectives.

Results of Operations for the three months ended March 31, 2015 and March 31, 2014.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2015 totaled $310,982 compared to $240,732 for the three months ended March 31, 2014. Operating expenses increased primarily as a result of an increase in professional fees for consulting services.

Interest Expense.

Interest expense, including interest expense–related parties, was $17,200 and $0 for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase was related to costs of convertible debt with unrelated parties.

Net Loss

Net loss during the three months ended March 31, 2015, totaled $316.879 compared to $240,782 for the three months ended March 31, 2014. The increase in the net loss is a result of increased operating and interest expenses as discussed above.

Liquidity and Capital Resources

The Company had $25,753 and $900 cash as of March 31, 2015 and December 31, 2014, respectively.

Net cash used in operating activities was $137,040 for the three months ended March 31, 2015, compared to $14,006 for the three months ended March 31, 2014.

Net cash provided by financing activities during the three months ended March 31, 2015, was $166,100 compared to $30,000 for the three months ended March 31, 2014.

We had not yet earned any revenues as of the period ending March 31, 2015. Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at March 31, 2015 of $126,901. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all. We have secured no sources of loans.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below.

On January 24, 2015, we extended a previous consulting and service agreement with a consultant from April 21, 2015 to October 20, 2015 in exchange for 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share.

On February 23, 2015, we entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act or Rule 506(b) of Regulation D promulgated thereunder, for sales not involving a public offering. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 2. EXHIBITS.

Exhibit No.	Description
3.1	Amended & Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.2	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.3	Form of Series A Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.4	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5	Form of Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.6	Operating Agreement with Evolution Physical Therapy*

10.7	Medical Advisory Agreement with Akash Bajaj M.D., M.P.H.*
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

Date: May 12, 2015	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

