Form 10-Q
period 2015-06-30
eWELLNESS HEALTHCARE Corp
filed 2015-08-14
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Hunter Taubman Fischer

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2015 was 17,131,000 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,604	$900
Advances - related party	-	7,054
Prepaid Expenses	89,313	26,274
Total current assets	93,917	34,228
Property & equipment, net	6,806	3,231
Intangible assets, net	21,339	22,816
TOTAL ASSETS	$122,062	$60,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$194,151	$174,044
Accounts payable - related party	45,336	56,155
Accrued expenses - related party	54,532	30,181
Accrued compensation	503,000	329,000
Contingent liability	90,000	90,000
Short term note and liabilities	24,488	-
Total current liabilities	911,507	679,380
Convertible debt, net of discount	431,880	178,433
Total Liabilities	1,343,387	857,813

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 16,881,000 and 16,421,000 issued and outstanding, respectively	16,881	16,421
Additional paid in capital	1,414,032	1,087,320
Accumulated deficit	(2,652,238)	(1,901,279)
Total Stockholders’ Equity (Deficit)	(1,221,325)	(797,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$122,062	$60,275

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

For the Three and Six Months ended June 30, 2015 and 2014

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
OPERATING EXPENSES
Executive compensation	186,000	183,747	372,000	372,000
General and administrative	62,284	84,728	96,872	109,760
Professional fees	149,668	136,814	240,062	174,248
Research and development - related party	-	-	-	30
Total Operating Expenses	397,952	405,289	708,934	656,038
Loss from Operations	(397,952)	(405,289)	(708,934)	(656,038)

OTHER INCOME (EXPENSE)

Gain on extinguishment of debt	-	-	11,323	-
Interest income	-	(15)	-	7
Interest expense, related parties	(879)	-	(1,957)	(608)
Interest expense	(35,249)	-	(51,391)	(184)
Net Loss before Income Taxes	(434,080)	(405,304)	(750,959)	(656,823)
Income tax expense	-	-	-	-
Net Loss	$(434,080)	$(405,304)	$(750,959)	$(656,823)
Basic and diluted (loss) per share	$(0.03)	$(0.03)	$(0.04)	$(0.04)
Basic and diluted weighted average shares outstanding	16,881,000	15,434,714	16,811,276	15,318,006

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(unaudited)

	For Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss	$(750,959)	$(656,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,109	898
Contributed services	195,000	3,000
Shares issued for services	24,222	41,500
Imputed interest - related party	1,956	608
Warrants issued for services	22,592	-
Convertible debt discount amortization	28,944	-
Changes in operating assets and liabilities
Advances - related parties	7,054	(302)
Prepaid expense	(25,726)	(8,936)
Accounts payable and accrued expenses	20,108	82,139
Accounts payable - related party	(10,820)	48,896
Accrued expenses - related party	24,351	-
Accrued compensation	174,000	372,000

Net cash used in operating activities	(287,169)	(117,020)

Cash flows from investing activities Purchase of equipment	(4,207)	-
Net cash used in investing activities	(4,207)	-
Cash flows from financing activities
Proceeds from issuance of convertible debt	270,080	-
Promissory note	25,000	130,000
Net cash provided by financing activities	295,080	130,000
Net increase in cash	3,704	12,980
Cash, beginning of period	900	-
Cash, end of period	$4,604	$12,980

Supplemental Information:
Cash paid for:
Taxes	$-	$50
Interest Expense	$-	$-

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended June 30, 2015 and June 30, 2014 is unaudited. The balance sheet as of December 31, 2014 is derived from audited financial statements of eWellness Healthcare Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Notes to Condensed Consolidated Financial Statements

Going Concern

For the period ended June 30, 2015, the Company has no revenues and no operations. The Company has an accumulated loss of $2,652,238. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2015 and 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities.

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the period ended June 30, 2015, no dilutive shares are added into the loss per share calculations.

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

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $8,420 and $4,214 less accumulated depreciation of $1,615 and $983 at June 30, 2015 and December 31, 2014, respectively. Depreciation expense was $632 for the six months ended June 30, 2015 and $421 for the six months ended June 30, 2014. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for computer equipment.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $24,770 less accumulated amortization of $3,431 and $1,954 for the periods ended June 30, 2015 and December 31, 2014, respectively. For the periods ended June 30, 2015 and June 30, 2014, the amortization expense recorded was $1,477 and $477, respectively.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 5. Related Party Transactions

A company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $79,890 on the Company’s behalf. The amount outstanding as of June 30, 2015 and December 31, 2014 was $45,336 and $56,155, respectively. The Company recorded $1,976 and $608 imputed interest on the amount owed to the related party based on an interest rate of 8% for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

The officers of the Company incur personal expenses on behalf of the Company. The amounts outstanding as of June 30, 2015 and December 31, 2014 were $54,532 and $30,181, respectively.

Note 6. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At June 30, 2015 and December 31, 2014, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended June 30 2015, and June 30, 2014 the Company did not recognize nor accrue for any interest or penalties.

Note 7. Non-Convertible Notes Payable

On January 27, 2015, the Company entered into a promissory note with a shareholder for $20,000 at an interest rate of 12% due and payable on April 23, 2015. On April 9, 2015, as part of the second closing of the convertible debt discussed in Note 8 below, the note for $20,000, accrued interest for $3,980 through March 31, 2015 and future consulting fees due and payable through October 2015 totaling $100,000 were converted to a convertible note totaling $123,980.11. The consulting fees for future months were booked to prepaid expense and are being amortized over the remaining time of the consulting agreement.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On May 27, 2015, the Company received $25,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. The fair value of the warrants is $768. For the period ended June 30, 2015, the Company recorded $118 of accrued interest for this note.

Note 8. Convertible Notes Payable

On December 23, 2014 the Company issued $213,337 convertible promissory notes (the “Notes”) and warrants to purchase shares of common stock to four individual investors. The overall terms of the Notes are as follows:

●	Interest rate: 12% per annum. As of June 30, 2015, the Company recorded $9,907 of accrued interest.

●	Due date: December 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Notes, following written notice to the holders of the Notes.

●	Optional Conversion: At the option of the holders, the Notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the Notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holders of the Notes are granted the right through December 31, 2015 to purchase 609,534 additional shares of common stock at $.35 per share.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

June 30, 2015
Principal amount	$213,337
Unamortized debt discount	(17,452)
Net carrying amount	$195,885

●	The Company valued the cash conversion feature as the different in the value of the Note at its stated interest rate of 12% and the fair value of the Note at its discounted value using an expected borrowing rate of 18%.

On April 9, 2015, the Company issued $270,080 convertible promissory notes (the “Notes”) (including an aggregate of $123,980 that was converted from certain other outstanding notes, including accrued interest, and future contractual cash consulting fees) and warrants to purchase shares of common stock to eight individual investors. The overall terms of the Notes are as follows:

●	Interest rate: 12% per annum. As of June 30, 2015, the Company recorded $7,382 of accrued interest.

●	Due date: April 30, 2016. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the Notes, following written notice to the holders of the Notes.

●	Optional Conversion: At the option of the holders, the Notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the Notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The Notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holder.

●	Warrants: The holders of the Notes are granted the right through April 30, 2016 to purchase 771,658 additional shares of common stock at $.35 per share. The fair value of the warrants is $1,132.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

●	During the time that any portion of these Notes are outstanding, if any Event of Default occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

June 30, 2015
Principal amount	$270,080
Unamortized debt discount	(34.085)
Net carrying amount	$235,995

●	The Company valued the cash conversion feature as the difference in the value of the Note at its stated interest rate of 12% and the fair value of the Note at its discounted value using an expected borrowing rate of 18%. The value of the cash conversion feature at inception of the notes was $44,189.

For the period ended June 30, 2015, none of the debt had been converted and no warrants to purchase common stock had been exercised.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the common shares of the Company, pending being listed on the OTC, and the net settlement requirements of the warrants will be analyzed at the end of each quarter to determine if the conversion does become readily convertible to cash which would require derivative accounting calculations and recording.

Note 9. Preferred and Common Stock

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001. There have been no preferred shares issued as of June 30, 2015.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001.

On January 24, 2015, the Company authorized the issuance of 400,000 shares for consulting services at a value of $40,000 that will be amortized over the life of the contract.

On February 23, 2015, the Company authorized the issuance of 60,000 shares for consulting services for a value of $6,000 that will be amortized over the life of the contract

As of the period ended June 30, 2015, the Company has 16,881,000 shares of $0.001 par value common stock issued and outstanding.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Warrants

On January 24, 2015, the Company authorized the issuance of 400,000 warrants that were issued as part of a consulting agreement extension that expired on October 21, 2015. The fair value of the warrants is $32,187 and the Company recorded $17,882 as consulting expense and $14,305 as prepaid expense to be amortized over the life of the contract which expires in October 2015.

On May 20, 2015, the Company authorized the issuance of 250,000 warrants that were issued as part of an advisory services agreement. The fair value of the warrants is $4,598 and the Company recorded this as consulting expense.

On May 20, 2015, the Company authorized the issuance of 250,000 warrants that were issued as part of an advisory services agreement. The fair value of the warrants is $1,342 and the Company recorded $112 as consulting expense and $1,230 as prepaid expense to be amortized over the life of the contract which expires May 20, 2016.

The following is a summary of the status of all of the Company’s warrants as of June 30, 2015 and changes during the six months ended on that date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2015	609,533	$0.35
Granted	1,821,658	$0.35
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2015	2,431,191	$0.35

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

For purpose of determining the fair market value of the warrants issued during the three months ended June 30, 2015, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessary as of the reporting date. As there is no current market for the Company’s shares, we used $0.10 as the stock price at valuation date to be consistent with prior issuances and the stock prices of comparable companies to determine volatility. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$0.10
Exercise price of warrants	$0.35
Dividend yield	0.00%
Years to maturity	1.5 – 5.0
Risk free rate	.029% - 1.57%
Expected volatility	55% - 56%

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors is Chief Marketing Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000 due by September 31, 2014. The parties entered into an addendum extending the due date of the license fee to December 31, 2014 and another addendum extending it to July 1, 2015. Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO.com platform; our director purchased the domain name on behalf of the Company and retains no rights to same.

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the period ended June 30, 2015, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On January 24, 2015, the Company received $20,000 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum. For the period ended June 30, 2015, the Company recorded $447 of accrued interest for this note. On April 9, 2015, this note and accrued interest through March 31, 2015 was converted into convertible debt.

On January 24, 2015 the Company extended a previous consulting and service agreement with a consultant from April 21, 2015 to October 20, 2015 for which the Company shall issue 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share. These shares were issued on April 9, 2015. With this extension agreement, the Company is to pay $10,000 per month consulting fee beginning with February 1, 2015 through the end of the agreement. As discussed in Footnote 7 above, the full $100,000 consulting fees were rolled into a convertible note. The fees for months after the period ended June 30, 2015, are recorded in prepaid expense and are being amortized over the life of the contract extension.

On February 14, 2015, the Company entered into a one-year agreement with BMT, Inc. as a consultant and advisor in connection with certain business development advisory. This agreement is on an at-will basis as determined by the company in exchange for cash compensation to be invoiced monthly. The total compensation paid as of June 30, 2015 on this agreement is $11,950.

On February 23, 2015, the Company entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock. These shares were issued on April 14, 2015.

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

On April 17, 2015, the Company entered into an agreement with Akash Bajaj, M.D., M.P.H. The agreement is for Dr. Bajaj to serve as a consultant and as the Chairman of the Company’s Clinical Advisory Board. The term of the agreement is for one year with annual renewal as desired. The agreement further sets the hourly rate to be paid at $225 per hour with payment to be at the end of each month. Further, the Company granted Dr. Bajaj a five-year non-statutory option to purchase 100,000 shares of common stock at a price of $.35 per share. The options will vest over a 12 month period at 8,333 per month. The value of the options are deemed to be zero since the Board of Directors have not yet approved the issuant of the options.

On May 20, 2015, the Company entered into an agreement with a strategic advisory services company. The term of the contract begins on the effective date and can be terminated within 30 days upon written notice by either party. The Company is to pay the consultant a monthly retainer fee of $10,000 that is deferred until the Company raises $250,000 in new investor funds from the effective date. In addition, the Company granted the consultant 250,000 warrants to purchase Company common stock at $.35 per share.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On May 20, 2015, the Company entered into a one year agreement with financial advisory company. As the retainer, the Company granted the consultant 250,000 warrants to purchase Company common stock at $.35 per share.

On May 27, 2015, the Company received $25,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. For the period ended June 30, 2015, the Company recorded $118 of accrued interest for this note.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 11. Segment Reporting

The Company has one operating segment, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of financial information.

Note 12. Subsequent Events

On July 15, 2015, the Company received $18,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share.

On July 22, 2015, the Company’s wholly owned subsidiary, eWellness Corporation, was merged into the Company and, therefore, no longer exists as a separate entity.

On July 30, 2015, the Company issued 250,000 shares of common stock for conversion of $87,500 of convertible debt. These shares were issued at $.35 per share.

On August 6, 2015, the Board of Directors appointed Ms. Rochelle Pleskow as the seventh member of the Board of Directors, effective immediately. Ms. Pleskow is the current head of Healthcare Informatics at HP, and the Board is confident that Ms. Pleskow can add value to the Company’s PHZIO platform through helping to create better patient outcome data. The Company agreed to pay Ms. Pleskow $2,000 per month fees, which shall accrue as of July 1, 2015 and be paid upon the first closing of our next financing, plus 250,000 5-year stock options at a price of $0.80 per share. She shall also be eligible to receive any other benefits that are offered to other directors.

On August 6, 2015, the Board of Directors approved the 2015 Stock Option Plan, pursuant to which certain directors, officers, employees and consultants will be eligible for certain stock options and grants. The Plan is effective as of August 1, 2015 and the maximum number of shares reserved and available for granting awards under the Plan shall be an aggregate of 3,000,000 shares of common stock, provided however that on each January 1, starting with January 1, 2016, an additional number of shares equal to the lesser of (A) 2% of the outstanding number of shares (on a fully-diluted basis) on the immediately preceding December 31 and (B) such lower number of shares as may be determined by the Board or committee charged with administering the plan. This plan may be amended at any time by the Board or appointed plan Committee.

On August 11, 2015, the Company signed an addendum to the licensing agreement with Bistromatics to extend the payment of the licensing fee to October 31, 2015.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the six months ended June 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

We received a total of approximately $483,417 from the Private Placement. Upon receipt of at least $1.2million, the Company’s plans are to pursue the targets set forth below to achieve controlled operational break-even within four months and open up to 24 offices within 12 months after the close of such private financing and healthy profitability and growth thereafter. Specifically, it is our intention to launch our services the first month after funding into two pre-existing physician locations; for each of the 11 months thereafter, we intend to launch into two additional pre-existing physician offices each month, for a total of 24 offices within the first 12 months after receipt of adequate funding. If we do not receive the full $1.2 million, we will scale our plans back accordingly, in accordance with the priorities set forth below. We need at least $400,000 to carry out our 1st objective, make good on some of the outstanding liabilities that are to come due within the next 3-6 months as disclosed herein and become profitable. Until we receive it, the majority of our efforts will be geared towards obtaining sufficient financing to launch and complete our 1st objective.

Specifically, other than completing our 1st objective, we anticipate expending an aggregate of approximately $31,000 per month to compensate our executive officers to encourage them to devote more time to our Company, as we will be simultaneously launching and rolling out our operations in light of the received funds. Additionally, in light of its importance to our operations, we plan to pay the remaining $15,000 due on our license agreement with Bistromatics Corp.

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

c.	Total new patients per week across all offices

i.	Month 3 – (100) Weekly new patients
ii.	Month 6 – (250) Weekly new patients
iii.	Month 9 – (400) Weekly new patients
iv.	Month 12 – (621) Weekly new patients

We estimate that our anticipated launch cash expenditures for the first 90 days will be a total of $382,133 expended on SGA and operations, as further detailed in our other public reports. However, these expenditure estimates are created using operations modeling and may not accurately reflect the actual cost of launching our service and do not reflect collecting revenue. Furthermore, because our service in not currently operational and has never been deployed as designed, management may encounter expenditures not planed or foreseen and these estimates may be materially different than actual results.

Results of Operations for the three and six months ended June 30, 2015 and June 30, 2014.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended June 30, 2015 was $397,952 compared to $405,289 for the three months ended June 30, 2014. Operating expenses for the six months ended June 30, 2015 totaled $708,934 compared to $656,038 for the six months ended June 30, 2014. Operating expenses increased for the six month period primarily as a result of an increase in professional fees for consulting services.

Interest Expense.

Interest expense, including interest expense–related parties, was $36,128 and $0 for the three months ended June 30, 2015 and June 30, 2014, respectively. Interest expense, including expense-related parties was $53,348 and $792 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase was related to costs of convertible debt with unrelated parties.

Net Loss

Net loss during the three months ended June 30, 2015 was $434,080 compared to $405,304 for the three months ended June 30, 2014. Net loss during the six months ended June 30, 2015, totaled $750,959 compared to $656,823 for the six months ended June 30, 2014. The increase in the net loss is a result of increased operating and interest expenses as discussed above.

Liquidity and Capital Resources

The Company had $4,604 and $900 cash as of June 30, 2015 and December 31, 2014, respectively.

Net cash used in operating activities was $287,169 for the six months ended June 30, 2015, compared to $117,020 for the six months ended June 30, 2014.

Net cash provided by financing activities during the six months ended June 30, 2015, was $295,080 compared to $130,000 for the six months ended June 30, 2014.

We had not yet earned any revenues as of the period ending June 30, 2015. Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at June 30, 2015 of $122,062. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all. We have secured no sources of loans.

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

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2014, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no equity securities sold during the period ended June 30, 2015.

ITEM 2. EXHIBITS.

Exhibit No.	Description

3.1	Amended & Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.2	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.3	Form of Series A Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.4	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5	Form of Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.6	Operating Agreement with Evolution Physical Therapy (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015)

10.7	Medical Advisory Agreement with Akash Bajaj M.D., M.P.H. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015)
31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

Date: August 14, 2015	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

