Form 10-Q
period 2015-09-30
eWELLNESS HEALTHCARE Corp
filed 2015-11-16
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2015 was 17,890,277 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$26,847	$900
Advances - related party	-	7,054
Prepaid Expenses	31,415	26,274

Total current assets	58,262	34,228

Property & equipment, net	6,385	3,231

Intangible assets, net	20,600	22,816

TOTAL ASSETS	$85,247	$60,275

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$273,387	$174,044
Accounts payable - related party	49,761	56,155
Accrued expenses - related party	69,684	30,181
Accrued compensation	593,000	329,000
Contingent liability	90,000	90,000
Short term note and liabilities	83,772	-

Total current liabilities	1,159,604	679,380

Convertible debt, net of discount	123,161	178,433

Total Liabilities	1,282,765	857,813

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 17,890,277 and 16,421,000 issued and outstanding, respectively	17,890	16,421
Additional paid in capital	1,866,706	1,087,320
Accumulated deficit	(3,082,114)	(1,901,279)

Total Stockholders’ Equity (Deficit)	(1,197,518)	(797,538)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$85,247	$60,275

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2015 and 2014

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

OPERATING EXPENSES
Executive compensation	186,000	186,000	558,000	558,000
General and administrative	43,187	54,849	140,059	164,609
Professional fees	134,359	13,234	374,421	187,483
Contingent liability expense	-	90,000	-	90,000
Research and declopment - related party	-	-	-	30

Total Operating Expenses	363,546	344,083	1,072,480	1,000,122

Loss from Operations	(363,546)	(344,083)	(1,072,480)	(1,000,122)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	-	11,323	-
Loss on conversion of debt	(29,504)	-	(29,504)	-
Interest income	-	-	-	7
Interest expense, related parties	(955)	(1,011)	(2,912)	(1,619)
Interest expense	(35,871)	(7,587)	(87,262)	(7,771)

Net Loss before Income Taxes	(429,876)	(352,681)	(1,180,835)	(1,009,505)

Income tax expense	-	-	-	-

Net Loss	$(429,876)	$(352,681)	$(1,180,835)	$(1,009,505)

Basic and diluted (loss) per share	$(0.03)	$(0.02)	$(0.07)	$(0.07)

Basic and diluted weighted average shares outstanding	17,155,690	15,603,000	16,927,342	15,414,048

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(unaudited)

	For Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities
Net loss	$(1,180,835)	$(1,009,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,268	1,348
Contributed services	292,500	292,500
Shares issued for services	39,056	41,500
Imputed interest - related party	2,912	1,619
Warrants issued for services	33,656	-
Accrued loans payable risky fee	4,688	-
Convertible debt discount amortization	45,044	-
Gain on extinguishment of debt conversion	29,505	-
Changes in operating assets and liabilities
Advances - related parties	7,054	(683)
Prepaid expense	6,274	(28,437)
Accounts payable and accrued expenses	99,344	154,016
Accounts payable - related party	(6,395)	52,616
Accrued expenses - related party	39,503	-
Contingent liability	-	90,000
Accrued compensation	264,000	219,500

Net cash used in operating activities	(320,426)	(185,526)

Cash flows from investing activities
Purchase of equipment	(4,207)	-
Net cash used in investing activities	(4,207)	-

Cash flows from financing activities
Common stock subscribed	-	58,000
Proceeds from issuance of convertible debt	270,080	-
Promissory note proceeds	80,500	130,000

Net cash provided by financing activities	350,580	188,000

Net increase in cash	25,947	2,474

Cash, beginning of period	900	-

Cash, end of period	$26,847	$2,474

Supplemental Information:
Cash paid for:
Taxes	$-	-
Interest Expense	$-	$-

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

Pursuant to the Agreement, eWellness Healthcare Corporation issued 9,200,000 shares of unregistered common stock, $.001 par value per share (the “common stock”) to the shareholders of the Private Co. in exchange for all outstanding shares of the Private Co.’s common stock. In addition, our former chief executive officer agreed: (i) to tender 5,000,000 shares of common stock of Dignyte back to the Company for cancellation; (ii) assign from his holdings, an additional 2,500,000 shares of Dignyte to the shareholders of the Private Co. resulting in a total of 11,700,000 shares owned by those shareholders; and, (iii) to a further assignment of an additional 2,100,000 shares of Dignyte to other parties as stated therein (collectively, the “CEO Stock Actions”).

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

The foregoing description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by the Share Exchange Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on August 6, 2014. At the execution of the Share Exchange Agreement, the number of total shares of common stock outstanding was 15,200,000.

The Company has fully developed a unique telemedicine platform that offers Distance Monitored Physical Therapy Programs (“DMpt”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic. The Company’s activities are subject to significant risks and uncertainties, including failure to secure funding to operationalize the Company’s business plan.

On July 22, 2015, the Company’s wholly owned subsidiary, eWellness Corporation, was merged into the Company and, therefore, no longer exists as a separate entity.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended September 30, 2015 and September 30, 2014 is unaudited. The balance sheet as of December 31, 2014 is derived from audited financial statements of eWellness Healthcare Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2015. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

Notes to Condensed Consolidated Financial Statements

Going Concern

For the period ended September 30, 2015, the Company has no revenues and no operations. The Company has an accumulated loss of $3,082,114. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2015 and 2014, the Company did not have Level 1, 2, or 3 financial assets or liabilities.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity to the Company of three months or less.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the period ended September 30, 2015, no dilutive shares are added into the loss per share calculations.

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

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $8,420 and $4,214 less accumulated depreciation of $2,035 and $983 at September 30, 2015 and December 31, 2014, respectively. Depreciation expense was $1,053 for the nine months ended September 30, 2015 and $421 for the nine months ended September 30, 2014. Depreciation expense is computed using the straight-line method over the estimated useful life of the assets, which is five years for computer equipment.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $24,770 less accumulated amortization of $4,170 and $1,954 for the periods ended September 30, 2015 and December 31, 2014, respectively. For the periods ended September 30, 2015 and September 30, 2014, the amortization expense recorded was $2,216 and $477, respectively.

Note 5. Related Party Transactions

A company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $83,315 on the Company’s behalf for various operating expenses. The amount outstanding as of September 30, 2015 and December 31, 2014 was $49,761 and $56,155, respectively. The Company recorded $2,912 and $608 imputed interest on the amount owed to the related party based on an interest rate of 8% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

During 2014, the Company entered into a license agreement with a programming company in which one of our directors is Chief Technology Officer. Through the licensing agreement, we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000. The license fee is recorded as an Intangible Asset and Accounts Payable on the Balance Sheet.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

The officers of the Company incur business expenses on behalf of the Company. The amounts outstanding as of September 30, 2015 and December 31, 2014 were $69,684 and $30,181, respectively.

Note 6. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At September 30, 2015 and December 31, 2014, the Company has a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

The Company does not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and has deferred items consisting entirely of unused Net Operating Losses.. Since the Company does not believe that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended September 30 2015, and September 30, 2014 the Company did not recognize nor accrue for any interest or penalties.

Note 7. Non-Convertible Notes Payable

On January 27, 2015, the Company issued a promissory note of $20,000 with a shareholder/consultant at an annual interest rate of 12% due and payable on April 23, 2015. On April 9, 2015, as part of the second closing of the convertible debt discussed in Note 8 below, the note for $20,000, together with accrued interest for $3,980 through March 31, 2015 and future consulting fees due and payable through October 2015 of $100,000 were converted to a convertible note of $123,980.11. The consulting fees for future months were booked to prepaid expense and were amortized over the remaining term of the consulting agreement.

On May 27, 2015, the Company received $25,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. The fair value of the warrants is $768. On August 26, 2015, the Company entered into an extension of this note for another 90 days to October 23, 2015. As an inducement for this extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. For the period ended September 30, 2015, the Company recorded $1,348 of accrued interest for this note.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On July 15, 2015, the Company received $18,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $315. For the period ended September 30, 2015, the Company recorded $193 of accrued interest for this note.

On September 16, 2015, the Company received $22,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky note fee of $5,625 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 450,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $946. For the period ended September 30, 2015, the Company recorded $105 of accrued interest for this note.

On September 16, 2015, the Company received $12,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky note fee of $3,125 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 250,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $526. For the period ended September 30, 2015, the Company recorded $58 of accrued interest for this note.

 On September 16, 2015, the Company received $2,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky loan fee of $625 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 50,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $105. For the period ended September 30, 2015, the Company recorded $12 of accrued interest for this note.

Note 8. Convertible Notes Payable

On December 23, 2014 the Company issued $213,337 convertible promissory notes and warrants to purchase shares of common stock to four individual investors. After 2014, the overall terms of the Notes are as follows:

●	Interest rate: 12% per annum. As of September 30, 2015, the Company recorded $12,447 of accrued interest.

●	Due date: December 31, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the notes, following written notice to the holders of the notes.

●	Optional Conversion: At the option of the holders, the notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by the Company without the written consent of the holders.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

●	Warrants: The holders of the notes are granted the right through December 31, 2015 to purchase 609,534 additional shares of common stock at $.35 per share.

●	During the time that any portion of these Notes are outstanding, if any Event of Default, as defined in the notes, occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory notes:

September 30, 2015
Principal amount	$105,170
Unamortized debt discount	(17,452)
Net carrying amount	$195,885

●	The Company valued the cash conversion feature as the difference in the value of the note at its stated annual interest rate of 12% and the fair value of the note at its discounted value using an expected borrowing rate of 18%.

On September 10, 2015, a convertible promissory note with the principal value of $108,167 was converted to 309,048 shares of common stock at a conversion price of $.35 per share. The warrants associated with this note were not exercised. See Note 9 – Equity Transactions below.

On April 9, 2015, the Company issued $270,080 convertible promissory notes (including an aggregate of $123,980 that was converted from certain other outstanding notes, including accrued interest, and future contractual cash consulting fees) and warrants to purchase shares of common stock to eight individual investors. The overall terms of the notes are as follows:

●	Interest rate: 12% per annum. As of September 30, 2015, the Company recorded $7,382 of accrued interest.

●	Due date: April 30, 2016. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the notes, following written notice to the holders of the Notes.

●	Optional Conversion: At the option of the holders, the notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the Notes into shares of the Company’s common stock.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holders.

●	Warrants: The holders of the notes are granted the right through April 30, 2016 to purchase 771,658 additional shares of common stock at $.35 per share. The fair value of the warrants is $1,132.

●	During the time that any portion of these notes are outstanding, if any Event of Default, as defined in the notes, occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company’s Condensed Consolidated Balance Sheets report the following related to the convertible promissory note:

September 30, 2015
Principal amount	$25,000
Unamortized debt discount	(2,045)
Net carrying amount	$22,955

●	The Company valued the cash conversion feature as the difference in the value of the note at its stated interest rate of 12% and the fair value of the note at its discounted value using an expected borrowing rate of 18%. The value of the cash conversion feature at inception of the notes was $44,189.

On July 14, 2015, convertible promissory notes with a principal value of $87,500 were converted to 250,000 shares of common stock at $.35 per share. The warrants associated with these notes were not exercised. See Note 9 –Equity Transactions below.

On August 19, 2015, convertible promissory notes with a principal value of $33,600 were converted to 96,000 shares of common stock at $.35 per share. The warrants associated with these notes were not exercised. See Note 9 –Equity Transactions below.

On September 10, 2015, a convertible promissory note with a principal value of $123,980 was converted to 354,229 shares of common stock at $.35 per share. The warrants associated with this note was not exercised. See Note 9 –Equity Transactions below.

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the common shares of the Company, pending being listed on the OTC, and the net settlement requirements of the warrants will be analyzed at the end of each quarter to determine if the conversion does become readily convertible to cash which would require derivative accounting calculations and recording.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 9. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of September 30, 2015.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001 per share.

On January 24, 2015, the Company authorized the issuance of 400,000 shares for consulting services at a value of $40,000 that is being amortized over the life of the contract.

On February 23, 2015, the Company authorized the issuance of 60,000 shares for consulting services for a value of $6,000 that is being amortized over the life of the contract

On July 14, 2015, the Company authorized the issuance of 250,000 shares for conversion of convertible debt of $87,500.

On August 19, 2015, the Company authorized the issuance of 96,000 shares for conversion of convertible debt of $33,600.

On September 10, 2015, the Company authorized the issuance of 663,277shares for conversion of convertible debt of $232,147.

As of the period ended September 30, 2015, the Company has 17,890,277 shares of common stock issued and outstanding.

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

On behalf of the Company, Merriman Capital has filed a Form 211 with FINRA to facilitate trading of our stock in the over-the-counter market. Merriman is currently responding to FINRA’s comments and we cannot estimate if, and when FINRA will approve our stock for public trading.

Warrants

On January 24, 2015, the Company authorized the issuance of 400,000 warrants that were issued as part of a consulting agreement extension that expired on October 21, 2015. The fair value of the warrants is $32,187 and the Company recorded $17,882 as consulting expense and $14,305 as prepaid expense to be amortized over the life of the contract which expires in October 2015.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On April 9, 2015, the Company authorized the issuance of 771,658 warrants that were issued as part convertible debt totaling $270,080. The fair value of the warrants is $1,132.

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

On May 30, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of the of a promissory note. The fair value of the warrants is $768.

On July 15, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of a promissory note. The fair value of the warrants is $315.

On August 26, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of the extension of a consulting agreement dated January 24, 2015. The fair value of the warrants is $315.

On August 26, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of the extension of a promissory note dated May 26, 2015. The fair value of the warrants is $315.

On September 16, 2015, the Company authorized the issuance of 750,000 warrants that were issued as part of three promissory notes. The fair value of the warrants is $1,577.

The following is a summary of the status of all of the Company’s warrants as of September 30, 2015 and changes during the nine months ended on that date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2015	609,533	$0.35
Granted	2,871,658	$0.51
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2015	3,481,191	$0.49

For purpose of determining the fair market value of the warrants issued during the three months ended September 30, 2015, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessary as of the reporting date. As there is no current market for the Company’s shares, we used $0.10 as the stock price at valuation date to be consistent with prior issuances and the stock prices of comparable companies to determine volatility. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

Stock price on the valuation date	$0.10
Exercise price of warrants	$.80
Dividend yield	0.00%
Years to maturity	1.5 – 5.0
Risk free rate	.029% - 1.57%
Expected volatility	55% - 56%

Stock Option Plan

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

EWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

 On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors is Chief Technology Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000 due by September 31, 2014. The parties entered into an addendum extending the due date of the license fee to December 31, 2014, another addendum extending it to July 1, 2015, another addendum extending it to October 31, 2015 and another addendum extending it to January 31, 2016.. Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO.com platform; our director purchased the domain name on behalf of the Company and retains no rights to same.

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the period ended September 30, 2015, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

On January 24, 2015, the Company received $20,000 in consideration for a 90-day Promissory Note at an interest rate of 12% per annum. For the period ended September 30, 2015, the Company recorded $447 of accrued interest for this note. On April 9, 2015, this note and accrued interest through March 31, 2015 was converted into convertible debt.

On January 24, 2015 the Company extended a previous consulting and service agreement with a consultant from April 21, 2015 to October 20, 2015 for which the Company shall issue 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share. These shares were issued on April 9, 2015. Putsuant to this extension agreement, the Company was to pay $10,000 per month consulting fee beginning with February 1, 2015 through the end of the agreement. As discussed in Footnote 7 above, the full $100,000 consulting fees were rolled into a convertible note. The fees for months after the period ended September 30, 2015, are recorded in prepaid expense and are being amortized over the life of the contract extension.

On February 14, 2015, the Company entered into a one-year agreement with BMT, Inc. as a consultant and advisor in connection with certain business development advisory. This agreement is on an at-will basis as determined by the Company in exchange for cash compensation to be invoiced monthly. The total compensation paid as of September 30, 2015 on this agreement is $11,950.

On February 23, 2015, the Company entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock. These shares were issued on April 14, 2015.

On March 16, 2015, the Company extended a $20,000 licensing fee payment agreement with Bistromatics, Inc. pertaining to intellectual property utilized by the Company until July 1, 2015. The Company made an initial payment of $5,000 with the remaining fees to be to be paid on or before July 1, 2015. On August 11, 2015, the Company signed an addendum to the licensing agreement with Bistromatics to extend the payment of the licensing fee to October 31, 2015. On November 10, 2015, the Company signed an additional addendum to the licensing agreement with Bistromatics to extend the payment of the licensing fee to January 30, 2016.

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On April 17, 2015, the Company entered into an agreement with Akash Bajaj, M.D., M.P.H. The agreement is for Dr. Bajaj to serve as a consultant and as the Chairman of the Company’s Clinical Advisory Board. The term of the agreement is for one year with annual renewal as desired. The agreement further sets the hourly rate to be paid at $225 per hour with payment to be at the end of each month. Further, the Company granted Dr. Bajaj a five-year non-statutory option to purchase 100,000 shares of common stock at a price of $.35 per share. The options will vest over a 12 month period at 8,333 per month. The value of the options are deemed to be zero since the Board of Directors have not yet approved the issuance of the options.

On May 20, 2015, the Company entered into an agreement with Mavericks Capital Securities LLC (“Mavericks”). The term of the contract begins on the effective date and can be terminated within 30 days upon written notice by either party. The Company is to pay Mavericks a monthly retainer fee of $10,000 that is deferred until the Company raises $250,000 in new investor funds from the effective date. In addition, the Company granted Mavericks 250,000 warrants to purchase Company common stock at $.35 per share. On September 28, 2015, the Company and Mavericks entered into an amendment to the consultant agreement pursuat to which Mavericks will also assist the Company in the acquisition of new customers, for which the Company shall pay Mavericks 10% of the revenue received by the Company, net of any pass through costs, from any such customers introduced to the Company by Mavericks; payment shall be made upon the Company’s receipt of such revenues. In the amendment, the parties also further clarified the definition of Customer Acquisition.

On May 20, 2015, the Company entered into a one year agreement with financial advisory company. As the retainer, the Company granted the consultant 250,000 warrants to purchase Company common stock at $.35 per share.

On May 27, 2015, the Company received $25,000 in consideration for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. For the period ended September 30, 2015, the Company recorded $118 of accrued interest for this note.

On July 15, 2015, the Company received $18,000 in consideration for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $315. For the period ended September 30, 2015, the Company recorded $193 of accrued interest for this note.

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

eWELLNESS HEALTHCARE CORPORATION

Notes to Condensed Consolidated Financial Statements

On September 16, 2015, the Company received $22,500 in consideration for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky note fee of $5,625 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 450,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $946. For the period ended September 30, 2015, the Company recorded $105 of accrued interest for this note.

On September 16, 2015, the Company received $12,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a Risky Note Fee of $3,125 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 250,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $526. For the period ended September 30, 2015, the Company recorded $58 of accrued interest for this note.

 On September 16, 2015, the Company received $2,500 in consideration for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky loan fee of $625 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 50,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $105. For the period ended September 30, 2015, the Company recorded $12 of accrued interest for this note.

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

Note 12. Subsequent Events

On October 5, 2015, the Company extended the term of an $18,000 promissory note issued on July 15, 2015 that was originally due on October 13, 2015 to December 14, 2015; however, as consideration for the extension, the Company agreed to repay the note, plus interest and the Loan Fee (as hereinafter defined), upon receipt of $100,000 or more in other financing. Interest on the note accrues at the rate of 12% per annum. Unless paid sooner as previously explained, the Company shall pay $4,500 (the “Loan Fee”) on the maturity date of the note. As additional inducement for the extension, the Company also agreed to issue the lender five-year warrants to purchase up to 150,000 shares of the Company’s common stock at $0.80 per share.

On October 11, 2015, the Company issued an $10,000 promissory note which matures on December 14, 2015; however, if the Company receives $100,000 or more in its current private placement of up to $2,500,000 convertible note with warrants, the note will be due within three business days of such fund settling in the Company’s account, plus interest at a rate of 12% annum and a risk loan fee of $2,500.

On October 11, 2015, the Company extended the term of an $25,000 promissory note issued on July 15, 2015 that was due on October 23, 2015 to December 14, 2015; however, as a consideration for the extension, the Company agreed to repay the note, plus interest and a risk loan fee of $6,250. As additional inducement for the extension, the Company also agreed to issue the lender five-year warrants to purchase up to 150,000 shares of common stock at $0.80 per share.

On Novemer 10, 2015, the Company signed an addendum to the licensing agreement with Bistromatics to extend the payment of the licensing fee to January 30, 2016.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the nine months ended September 30, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

We have developed various key performance indicators that we anticipate using to assess our business.

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

During the third quarter of 2015, we pivoted our business model to focus on licensing our PHZIO.COM platform to any physical therapy clinics in the U.S. and or to have large scale employers use our platform as a corporate wellness program. The Physical Therapy industry has remained disconnected and unscalable throughout the technological revolution of the past twenty years. Over 200,000 Physical Therapists are limited to one-on-one patient treatments within a traditional clinic setting. The Physical Therapy industry measures $33 Billion in size with over 270 Million one-on-one treatments delivered annually. This technology gap and market size is the opportunity that the Company is focused on with the recent launch of its PHZIO.COM telemedicine platform. (1)

Our PHZIO.COM platform enables patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physicians exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in eWellness’ PHZIO.COM program that includes a progressive 6-month telemedicine exercise program (including weekly in-clinic exercise sessions and monthly in-clinic check ups. All PHZIO.COM treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre and post treatment evaluation data. PHZIO.COM unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar Physical Therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

The following video link will provide brief overview about the merits of our PHZIO.COM program. https://ewellnesshealth.com/

Through our Cooperative Operating Agreement with Evolution Physical Therapy (“EPT”) their initial Marina del Rey, California (MDR) patient induction office (“PIO”) located adjacent to the Cedars-Sinai owned Marina Del Rey Hospital (“MDRH”). MDRH is a 145-bed acute care, Joint Commission accredited hospital offering general acute medical services and 24/7 emergency care. The MDR POI is effectively a laboratory for us to support the licensing of our platform to the entire Physical Therapy (“PT”) industry. Active PT licensing of our PHYSIO.COM platform is anticipated to begin in early 2016. We have also developed a separate vertical for our PHZIO.COM platform that focuses on the marketing of our platform as a robust Corporate Wellness program. Active marketing to the large scale employers in the Los Angeles area began in the October 2015 with the expectation of beginning at least pilot program for our Corporate Wellness program during the first quarter of 2016. Our MDR induction office is expected to have 75-100 paying patients by year end.

The following are the current PHZIO.COM Program MDR Office Metrics for the 3rd QTR of 2015. EPT has been slow to increase its new patient on-boarding, although the new patient count has begun to escalate in November due new MDR bariatric surgery referrals program. The total patients utilizing the PHZIO.COM System to during the 3rd QTR was 38 Patients. The total paying patients (where Insurance Reimbursement is being received) was 13 Patients. EPT is currently receiving reimbursement for our PHZIO.COM program from Anthem Blue Cross, Aetna and Blue Shield health insurance providers. During the 3rd quarter of 2015 three EPT patents dropped out of our PHZIO.COM program after an average of 8 sessions due to moving (i) out of the state, (ii) extensive travel schedule and (iii) loss of interest. Our PHZIO.COM program is delivering approximately 83% patient compliance rate for inducted patients (based upon patients participating in 2-3 PHZIO.COM sessions per week). The average reimbursement per PHZIO.COM session in the 3rd quarter of 2015 (We anticipate additional trailing reimbursement payments for services provided in the 3rd quarter) was $40.26. The total reimbursements received by EPT for the PHZIO.COM program during the 3rd quarter was $5,636.60. The total (Paid) monitored PHZIO.COM visits in the 3rd quarter was a 140 sessions. The total referred patients excluded from the PHZIO.COM program in the 3rd quarter (due to being fall risks, technology issues and medicare patients) was 15 patients. The EPT MDR induction office is anticipated to have up to 75-100 paying patients by year end. The Company anticipates generating initial revenues from its PHZIO.COM platform and its licensing agreement with EPT during the 4th quarter of 2015.

New Patient On-Boarding Initiatives for the EPT MDR Office include: October 15th 2015, new patient referrals began from a bariatric surgery practice in MDR (1-4 new patients per week), new physician referral outreach at MDRH continues weekly and EPT is now targeting other Los Angeles based bariatric surgery practices.

We are also actively seeking corporate partnership relationships with other telemedicine companies that if completed, would create a new channel for our corporate wellness PHZIO.COM program. Amid ongoing challenges and changes within the healthcare industry, telemedicine is emerging as an increasingly attractive tool for delivering quality medical & wellness services. The following White Paper focused on the effectiveness of our PHZIO.COM distanced monitored physical therapy (“PT”) telemedicine exercise program as a reliable Corporate Wellness Solution and a general overview of the Corporate Wellness landscape.

Beginning in January 2016, we anticipate offering our PHZIO.COM program that has been designed to be the most productive physical exercise program available to corporate wellness programs and their employees. We anticipate that employers using our system can significantly improve employee wellness and decrease costs associated with workman’s compensation claims. PHZIO.COM is a comprehensive lifestyle management intervention. Our PHZIO.COM exercise program documents an employee’s success or failure. We can provision highly reliable Return On Investment (“ROI”) metrics displayed on an easy to use HIPAA compliant dashboard for any organization using our PHZIO.COM system.

The Current State of Workplace Wellness Programs: Broadly, a workplace wellness program is an employment-based activity or employer-sponsored benefit aimed at promoting health-related behaviors (primary prevention or health promotion) and disease management (secondary prevention). It may include a combination of data collection on employee health risks and population-based strategies paired with individually focused interventions to reduce those risks. A formal and universally accepted definition of a workplace wellness program has yet to emerge, and employers define and manage their programs differently. Programs may be part of a group health plan or be offered outside of that context; they may range from narrow offerings, such as free gym memberships, to comprehensive counseling and lifestyle management interventions. (2)

Wellness programs have become very common, as 92 percent of employers with 200 or more employees reported offering them in 2009. Survey data indicate that the most frequently targeted behaviors are exercise, addressed by 63 percent of employers with programs; smoking (60 percent); and weight loss (53 percent). In spite of widespread availability, the actual participation of employees in such programs remains limited. While no nationally representative data exist, a 2010 non-representative survey suggests that typically fewer than 20 percent of eligible employees participate in wellness interventions. (2)

Wellness Program Impact: In industry surveys, employers typically express their conviction that workplace wellness programs are delivering on their promise to improve health and reduce costs. Numerous anecdotal accounts of positive program effects are consistent with this optimistic view. Further, several evaluations of individual programs and summative reviews in the scientific literature provide corroborating evidence for a positive impact. (2)

In “A Review of the U.S. Workplace Wellness Market “, the most recent scientific literature evaluating the impact of workplace wellness programs on health-related behavior and medical cost outcomes identified 33 peer-reviewed publications that met their standards for methodological rigor. They found, consistent with previous reviews, evidence for positive effects on diet, exercise, smoking, alcohol use, physiologic markers, and health care costs, but limited evidence for effects on absenteeism and mental health. They could not conclusively determine whether or not program intensity was positively correlated with impact. Positive results found in this and other studies should be interpreted with caution, as many of these programs were not evaluated with a rigorous approach, and published results may not be representative of the typical experience of a U.S. employer. (2)

1. Sources: Harris Williams & Co., Physical Therapy Market Overview, Feb 2014 IBISWorld, Physical Therapists in the US (Report 62134), May 2015

2. http://www.dol.gov/ebsa/pdf/workplacewellnessmarketreview2012.pdf

Results of Operations for the three and nine months ended September 30, 2015 and September 30, 2014.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2015 was $363,5436 compared to $344,083 for the three months ended September 30, 2014. Operating expenses for the nine months ended September 30, 2015 totaled $1,072,480 compared to $1,000,122 for the nine months ended September 30, 2014. Operating expenses increased primarily as a result of an increase in professional fees for consulting services.

Interest Expense.

Interest expense, including interest expense–related parties, was $36,826 and $8,598 for the three months ended September 30, 2015 and September 30, 2014, respectively. Interest expense, including expense-related parties was $90,174 and $9,390 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase was related to costs of convertible debt with unrelated parties.

Net Loss

Net loss during the three months ended September 30, 2015 was $429,876 compared to $352,681 for the three months ended September 30, 2014. Net loss during the nine months ended September 30, 2015, totaled $1,180,835 compared to $1,009,505 for the nine months ended September 30, 2014. The increase in the net loss is a result of increased operating and interest expenses as discussed above.

Liquidity and Capital Resources

The Company had $26,847 and $900 cash as of September 30, 2015 and December 31, 2014, respectively.

Net cash used in operating activities was $320,426 for the nine months ended September 30, 2015, compared to $185,526 for the nine months ended September 30, 2014.

Net cash provided by financing activities during the nine months ended September 30, 2015, was $350,580 compared to $188,000 for the nine months ended September 30, 2014.

We had not yet earned any revenues as of the period ending September 30, 2015. Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at September 30, 2015 of $85,247. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all. We have secured no sources of loans.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On July 15, 2015, the Company issued 250,000 shares of common stock for conversion of $87,500 of convertible debt. These shares were issued at $.35 per share.

On August 19, 2015, the Company authorized the issuance of 96,000 shares for conversion of $33,600 of convertible debt. These shares were issued at $.35 per share.

On September 10, 2015, the Company authorized the issuance of 663,277 shares for conversion of $232,147 of convertible debt. These shares were issued at $.35 per share.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b) of Regulation D promulgated by the SEC. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 2. EXHIBITS.

Exhibit No.	Description

3.1	Amended & Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.2	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.3	Form of Series A Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.4	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5	Form of Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.6	Operating Agreement with Evolution Physical Therapy (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015)

10.7	Medical Advisory Agreement with Akash Bajaj M.D., M.P.H. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015)

10.8	Agreement and Amendment to Letter Agreement with Mavericks Capital Securities, LLC *

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

Date: November 16, 2015	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

