Form 10-Q/A
period 2014-03-31
eWELLNESS HEALTHCARE Corp
filed 2016-03-11
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A3

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-181440

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-1073143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11825 Major Street, Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [ X ]

The number of shares of Common Stock, $0.001 par value, outstanding on May 8, 2014 was 15,603,000 shares.

EXPLANATORY NOTE

We are filing this Amendment No.3 (the “Amended Report”) to our quarterly report on Form 10-Q for the period ended March 31, 2014 we filed on May 15, 2014, as amended on August 6, 2010 and October 2, 2014 (collectively, “the “Original Report”) to correct an error contained in the cover page to uncheck the box designating the company as a shell company and to provide a new I.R.S. Employer identification number recently assigned to us. This Amendment Report does not reflect events that may have occurred after the filing of t he Original Report, nor does it modify or update those disclosures present therein, except with regard to the modification described in this Explanatory Note. As such, this Amendment Report continues to speak to as of the filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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

eWellness Healthcare Corporation

Date: March 11, 2016	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2016	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

3