Form 10-Q/A
period 2014-06-30
eWELLNESS HEALTHCARE Corp
filed 2016-03-11
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A2

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

EXPLANATORY NOTE

We are filing this Amendment No.2 (the “Amended Report”) to our quarterly report on Form 10-Q for the period ended June 30, 2014 we filed on August 19, 2014, as amended on October 2, 2014 (collectively “the “Original Report”) to correct an error contained in the cover page to uncheck the box designating the company as a shell company and to provide a new I.R.S. Employer identification number recently assigned to us. This Amendment Report does not reflect events that may have occurred after the filing of t he Original Report, nor does it modify or update those disclosures present therein, except with regard to the modification described in this Explanatory Note. As such, this Amendment Report continues to speak to as of the filing date of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

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