Form 10-Q/A
period 2014-09-30
eWELLNESS HEALTHCARE Corp
filed 2016-03-11
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A1

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

EXPLANATORY NOTE

We are filing this Amendment No.1 (the “Amended Report”) to our quarterly report on Form 10-Q for the period ended September 30, 2014 we filed on November 19, 2014 (“the “Original Report”) to correct an error contained in the cover page to uncheck the box designating the company as a shell company and to provide a new I.R.S. Employer identification number recently assigned to us. This Amendment Report does not reflect events that may have occurred after the filing of t he Original Report, nor does it modify or update those disclosures present therein, except with regard to the modification described in this Explanatory Note. As such, this Amendment Report continues to speak to as of November 19, 2014. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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