Form 10-K
period 2015-12-31
eWELLNESS HEALTHCARE Corp
filed 2016-03-30
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(310) 915-6100

(Registrant’s telephone number, including area code)

Copies of Communications to:

Louis Taubman, Esq.

Hunter Taubman Fischer

1450 Broadway, Suite 26

New York, NY 10018

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $1,688,100.

The number of shares of Common Stock, $0.001 par value, outstanding on March 28, 2016 is 18,847,770 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2015

2

THE FIRST PHYSICAL THERAPY TELEMEDICINE COMPANY TO OFFER INSURANCE REIMBURSEABLE REAL-TIME DISTANCE MONITORED TREATMENTS

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

The Company and Nature of Business

Our business model is to license our PHZIO (“PHZIO”) platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program.

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. All treatment revenue for 2015 was reimbursed to EPT, but was not sufficient to generate sales for the Company. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the second quarter of 2016.

The Company’s PHZIO home physical therapy exercise platform has been designed to disrupt the $30 billion physical therapy and the $8 billion corporate wellness industries. PHZIO re-defines the way physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many physical therapy platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as: Anthem Blue Cross and Blue Shield.

The PHZIO Solution: A New Physical Therapy Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs;

●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use;

●	Ability for physical therapists to observe multiple patients simultaneously in real-time;

●	Solves what has been a structural problem and limitation in post-acute care practice growth.

●	PT practices can experiencing 20% higher adherence & compliance rates versus industry standards; and

●	Tracking to 30% increase in net income for a PT practice.

PHZIO Treatment Session

The image below illustrates a typical PHZIO treatment session from a patient’s point of view. There is communication between patients and PT conducted via text / video messaging. The patient is also able to examine her form during the exercise sessions. The monitoring PT is remotely monitoring his patient real-time from his office.

Patient program adherence in 2015 was nearly 85 percent due the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

Additional Treatment Protocols: The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms are anticipated to be released in the second quarter of 2016 include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group's Medicare CMS bundled payment model for post-acute care physical therapy. These two programs are anticipated to be followed by woman's health and geriatric programs by the end of the third quarter of 2016.

Our PHZIO platform enables employees or patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physicians exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in the Company’s PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic check ups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre and post treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar physical therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

During 2015 our PHZIO platform achieved the following metrics:

●	The total (insurance reimbursed) monitored PHZIO visits in 2015: 699 patient visits (239 paid patient visits total).

●	The average insurance reimbursement per PHZIO session in 2015: $46.87 (excluding co-payments).

●	The top line wellness goals of our PHZIO program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should scored better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

Our PHZIO platform, including: design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had great success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He is able to recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current access to physical therapy clinics.

Our underlying technology platform is complex, deeply integrated and purpose-built over the three years for the evolving physical therapy marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

We plan to generate revenue from third-party PT and corporate wellness licensees on a contractually recurring per PHZIO session fee basis. Our PHZIO platform is anticipated to transform the access, cost and quality dynamics of physical therapy delivery for all of the market participants. We further believe any patient, employer, health plan or healthcare professional interested in a better approach to physical therapy is a potential PHZIO platform user.

Backround on our PHZIO Technology

We have our CTO, Curtis Hollister and 3 program developers and 1 content manager that support of the PHZIO system and all four team members are located in Ottawa Canada. The below noted chart contains information on our PHZIO System.

6

IP and Licensing

We have licensed our telemedicine platform from Bistromatics Inc. a company owned by our CTO, Curtis Hollister, for perpetuity for any telemedicine application in any market worldwide. The below noted chart highlights what we have built to date.

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

On July 22, 2015, our wholly owned subsidiary, eWellness Corporation, was merged into the Company and, therefore, no longer exists as a separate entity.

Recent Developments

●       On April 1, 2015, we entered into an Operating Agreement with Evolution Physical Therapy , a company owned by our CEO, wherein it is agreed that EPT would be able to operate our PHZIO telemedicine platform and offer it to selected physical therapy patients of EPT. The Company is to receive 75% of the net insurance reimbursements from the patient for use of the platform. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments – computer equipment, office or facilities rental payments, physical therapist or physical therapy assistant, administrative staff, patient induction equipment, office supplies, utilities and other associated operating costs. It is anticipated that the operation of the platform by EPT will generate positive cash flow within 90 days from the start of patient induction. On May 7, 2015, EPT inducted the first patient using our platform. All treatment revenue of approximately $13,500 for 2015 was reimbursed to EPT, but was not sufficient to generate sales for the Company. The total (insurance reimbursed) monitored PHZIO visits in 2015: 699 patient visits (267 paid patient visits total). The average insurance reimbursement per PHZIO session in 2015: $51.26 (excluding co-payments). The top line wellness goals of our PHZIO program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

On April 17, 2015, we entered into an agreement with Akash Bajaj, M.D., M.P.H. The agreement is for Dr. Bajaj to serve as a consultant and as the Chairman of the Company’s Clinical Advisory Board. The term of the agreement is for one year with annual renewal as desired. The agreement further sets the hourly rate to be paid at $225 per hour with payment to be at the end of each month. Further, the Company granted Dr. Bajaj a five-year non-statutory option to purchase 100,000 shares of common stock at a price of $.35 per share. The options will vest over a 12 month period at 8,333 per month.

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

Physical therapy intervention is becoming an increasingly accepted mode of intervention delivery and policy recommendations have been made to State Boards of Physical Therapy. (Julian 2014). The PHZIO platform complies and exceeds the recommendations for physical therapy intervention delivered via telemedicine.

The PHZIO platform eliminates the barrier of transportation, offers participants the flexibility of exercising at their preferred time of day, and does not involve as much energy or time necessary to get to an exercise or fitness facility.

Traditionally, physical therapy exercise programs are based upon exercise and education provisioned by physical therapist to patients at a brick and mortar facility using a face-to-face model of care. Over the past three years, we have conceptualized, designed, engineered, tested and deployed our PHZIO platform.

Our PHZIO Platform

Our current PHZIO 6-month 78 session 40-minute on-line distance monitored telemedicine exercise program is a physician prescribed (insurance reimbursable) physical therapy exercise program designed around an exercise kit that includes: an inflatable exercise ball, latex resistance bands, a yoga mat and stretch strap that provides a comprehensive exercise regimen that minimizes stress on the joints while allowing for hundreds of progressive exercises that focus on strength, balance, cardiovascular conditioning, coordination and flexibility.

●	Our PHZIO platform is an on-line distance monitored telemedicine exercise program with a 6-month duration, wherein seventy-eight (78) individual 40-minute progressive exercise sessions are watched & interacted with by a patient on their laptop computer.

●	The patients are inducted into the PHZIO program through a physician prescription and physical therapist evaluation. The PHZIO physical therapy program is designed around an exercise kit that includes: an inflatable exercise ball, latex resistance bands, a yoga mat and stretch strap.

●	The patient follows the PHZIO instructions and performs the specific exercises while being remotely monitored by a physical therapist through the camera located on the laptop computer. The PHZIO program provides a comprehensive exercise regimen that minimizes stress on the joints while allowing for hundreds of progressive exercises that focuses on strength, balance, coordination, and flexibility.

●	The PHZIO program is designed to be operated in a patient’s home or office in order to increase compliance and eliminate transportation to a fitness center or gym.

●	Our physical therapists monitor up to 30 patients at a time while these patients are on-line and following along with our PHZIO exercise program. Each patient and physical therapist has real-time text and video conferencing capability when interaction is needed between the patient and our physical therapist.

When patients are referred to eWellness licensee, a physical therapist and assistant will evaluate patients for the program. The goal is to ensure compliance with the regimen, reduce BMI to a healthy number, help patients lose weight and boost their activity level for the six-month program.

Patients can access a series of progressively difficult workouts in 40- to 45-minute videos from home. They use a unique log-in from an application, which will securely store all their data over a six-month period. When patients log on, it triggers a camera in the physical therapists’ remote office.

Physical therapists will monitor patients to ensure compliance. A remote physical therapist watches in real time while the patient is performing the exercises and guides him through his exercise sessions. The therapist provides constant feedback, instruction and motivation and ensures patients are doing the exercises properly and safely. The supervising therapist can speak to the user or communicate through text message.

Competition

We have identified multiple privately-held telemedicine and exercise platform companies that utilize Avatar/Kinect-based telerehb platforms incuding: Reflexion Health, RespondWell, Physmodo, Jintronx, MotionCare 360 and Five Plus. Additionally, we have identified other video-based physical therapy solutions such as: Bluejay, PT Pal, VitalRock, Physiotech, SimplyTherapy and YouTube. Yet, none of these companies have real-time PT monitoring, one-to-many platform, treatments reimbursable by payors and strong program compliance and adherence by patients.

The PZHIO.COM Exercise Program

A Monitored In-office & Telemedicine Exercise Program: Our 6-month PHZIO exercise program has been designed to provide patients, who are accepted into the program, with traditional one-on-one PT evaluations, re-evaluations (every one to four weeks throughout the PHZIO program depending on type of insurance), and at the conclusion of the program a Physical Performance Test. These PTs are known as Induction & Evaluation Physical Therapists (“IEPTs”). All patient medical data, information and records are retained in the files of the IEPT. The IEPT will also evaluate the progress of the patient’s participation in our PHZIO program.

●	Physician Diagnosis: Following a physician’s diagnosis of a patient with non-acute back pain, who is also likely overweight and pre-diabetic, a physician may prescribe the patient to participate in the eWellness PHZIO exercise program.

●	Enrollment Process: The accepted patients are assessed by a PT, located at a PT Licensee clinic and then enrolled in our PHZIO program by going online to our PHZIO program virtual private network (“VPN”) and creating a login name and password. The patient will then populate their calendar with planned times when they anticipate exercising. They will also be provided with a free exercise ball, resistance stretch bands, stretch strap and yoga mat at induction.

●	Exercising Begins: The day after the patient receives the equipment, the patient will log on to our VPN at least 3 times per week, to watch and follow the prescribed 40 minute on-line exercise program. The PHZIO platform also allows two-way communication (videoconferencing) with one of our licensee’s On-line Physical Therapists (“OLPT’s”), who is responsible for monitoring on-line patients. The OLPT’s are also available to answer patient’s questions. When available the patients exercise sessions are recorded and stored in our system as proof that they completed the prescribed exercises. There are 78 various 40-minute exercise videos that are viewed by our patients in successive order.

●	Open 6am-9:30am 5 days per week: Our PHZIO system has a calendar function so that patients can schedule when they will login to our PHZIO system. This calendar enables a PT Licensee to better spread the load of patients participating in any forty-minute on-line exercise program during our 15 hours of weekly operations, 6am through 9:30am Monday through Friday. Also, if the patient is not on-line at the planned exercise time, our system can send them an automated reminder, via text, voicemail and or e-mail messaging.

Trackable Physical Therapy. The exercise PHZIO prescription and instruction will be delivered with a series of on-line videos easily accessed by each patient on the internet. Each video will be 40 minutes in length with exercises, which will specifically address the common impairments associated with diabetes and/or obesity. Exercise programs will be able to be performed within each patient’s own home or work location without requiring standard gym equipment. Each patient will be required to log in to the system with will monitor performance automatically in order to ensure their compliance. Each patient will be required to follow up with their referring physician and PT at designated intervals and metrics such as blood pressure, blood sugars, BMI, etc. will be recorded to ensure success of the program.

Patient Program Goals. On average each patient is targeted to lose 2 pounds per week, totaling up to 48 pounds over the duration of the program to progress toward healthier defined BMI, reduction body fat percentage by at least 8%, reduced reliance on medication for blood glucose regulation and dosage or frequency and a goal of at least a 50% adherence to continuing the PHZIO program independently at conclusion of program.

Trackable Video Exercise Program. The On-Line PHZIO video content includes all aspects of wellness preventative care to ensure the best results: cardiovascular training, resistance training, flexibility, and balance and stabilization; research studies on all such distinct impairments have shown to provide effective treatment results. Each video integrates each of the four components to guarantee a comprehensive approach to the wellness program, but each video will specifically highlight one of the four components. All of our PHZIO video content can be viewed on all desktops, tablets, PC’s and MAC computers.

Specific Video Programs. Each patient will receive a prescription for six months (26 week) of physical therapy and exercise that is provided by viewing on-line programs produced by eWellness where the patient can do these exercises and stretching on their own at least 3 days per week for at least 40 minutes. The PHZIO videos can be watched on a laptop or desktop computer. In order to view the videos the patient would log onto the eWellness web-site and would be directed to watch the appropriate video in sequence. As the patient is logged-in, eWellness will be able to monitor how often and if the entire video session was viewed. This data would be captured and sent weekly to the prescribing physician and eWellness PT for review. At all times, a licensed OLPT/PTA will have access to each patient utilizing the videos and will be able to communicate with a patient via video-conferencing and/or instant messaging. This will help improve adherence to the program as well as the success and safety of the patients’ treatments. A patient will also be instructed to walk or ride a bike at least 30 minutes three days per week in addition to participating in our program.

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

Exercise Patient Kits. Each patient will receive a home exercise tool kit, which will include: an inflatable exercise ball, a hand pump, a yoga mat, a yoga strap, and varying levels of resistance bands, free of any additional charges. Each of the PHZIO exercise videos will include exercises that incorporate the items in the tool kit. By using a bare minimum of equipment, patients should be able to participate more easily at home or at their workplace. Our estimated cost of the kit is $49, which we pay and factored in to our revenue stream and internal projections.

Our Cloud-based PHZIO System Design. Our CTO, Curtis Hollister, is currently a principal shareholder and operator of two video content platform based businesses in Ottawa Canada that have built and own the intellectual property for various global corporate and governmental projects having similar requirements as ours. Not only will Mr. Hollister’s experience stand to significantly shorten our path to service activation of our own program, but his industry contacts will provide immediate access to valuable resources. Because of this access, initially all system maintenance, updates and upgrades of our PHZIO platform will be made by Mr. Hollister as our Chief Technology Officer and a readily available team of independent freelance consultants in Ottawa. Additionally, through his ownership in these video content platform businesses, the Company was able to enter into an agreement with one of them to secure the rights to intellectual property completing approximately 100% of the Company’s systems requirements at a total cost of $20,000. Our platform was built based on the Zendesk® highly-scalable customer service application platform. Currently, all system maintenance, updates and upgrades will be made by Mr. Hollister’s team in Ottawa.

Insurance/Reimbursement

Thus far in the state of California our initial licensee has successfully gained reimbursement from Blue Cross, Blue Shield and CIGNA insurance companies. The licensee receiver reimbursements that are equivalent to in-clinic patient reimbursements. For PT licensee patients whose insurance companies provide little or no reimbursement for Physical Therapy Telemedicine Reimbursement, they may have higher co-payments for participating in the PHZIO program or be responsible to pay the full cost of such services.

Expansion into other markets where telemedicine has high support. On December 20th 2013, we executed a 25-year licensing agreement with a London, Ontario based telemedicine company Physical Relief Telemedicine Health Care Services (“PRTHCS”), pursuant to which we granted PRTHCS a limited, transferable right to use and promote our PHZIO Program within the province of Ontario; additional Canadian territories may be added at the parties mutual discretion. PRTHCS has a known track-record in the telemedicine industry in Canada. To date PRTHCS has been unsuccessful in licensing our PHZIO platform to any Canadian based PT clinics.

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

Company Development Costs As of the date of this Report, we have spent approximately 28 months developing our unique business model and our design for eWellness’s automated website and systems for our PHZIO program. Over the course of the 28-month development phase we expended approximately $2,057,611 in travel expenses, legal, consulting services and miscellaneous expenses.

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

State Legislation

Insurance reimbursement for our PHZIO services is likely to improve in 2016 and beyond based upon current draft legislation in Congress that seeks to significantly expand Medicare’s reimbursement for telemedicine services including for physical therapy. If passed, this legislation would drive private healthcare insurers to also reimburse for physical therapy associated with telemedicine. Also, in early November 2014, we were advised by the California State Board of Physical Therapy (“CSBPT”) that we could operate our PHZIO platform and bill patients insurance within the Association’s rules in the state of California.

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

We believe that our current business operations are fully compliant with applicable standards for privacy and security of protected healthcare information. We cannot predict what negative effect, if any, HIPAA/HITECH or any applicable state law or regulation will have on our business.

Other Regulatory Factors

Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Based upon newly finalized FDA rules, we believe that our PHZIO platform is exempt from Federal Drug Administration (“FDA”) regulation. Yet, in the unlikely event that these rules change in the future, the FDA could then require us to seek 510K approvals for our on-line services that could create delays in provisioning our PHZIO services. (See FDA ruling noted below) Also, potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some cases, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

FDA Ruling: Examples of Mobile App’s which it Intends to Exclude from Regulation

On September 25, 2013, the FDA issued Finalized Guidance of medical mobile applications (“Apps”). The FDA has issued a ruling on Apps that may meet the definition of a medical device, but they have determined that they will not exercise enforcement on these Apps. The Guidance contains an appendix that provides examples of mobile apps that MAY meet the definition of medical device but for which FDA intends to exercise enforcement discretion. These mobile apps may be intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. Even though these mobile apps may meet the definition of medical device, the FDA intends to exercise enforcement discretion for these mobile apps because they pose lower risk to the public. The FDA understands that there may be other unique and innovative mobile apps that may not be covered in this list that may also constitute healthcare related mobile apps. This list is not exhaustive; it is only intended to provide clarity and assistance in identifying the mobile apps that will not be subject to regulatory requirements at this time. Based on our understanding of the Guidance, although there can be no guarantee, we believe our PHZIO platform will not be subject to regulatory requirements at this time because such services seem to fall within the statutory examples.

Employees

As of December 31, 2015, we had 4 employees and various consultants. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

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

We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds from equity and debt financings or loans from our management. While we have sufficient funds once the financing is completed to our launch our PHZIO platform in Los Angeles, if we take on any additional markets in the United States, we will likely require substantial additional capital in the near future to develop and market new products, services and technologies. We also hope to reach other markets through our “White Labeling” strategy, but that can not be guaranteed.

We are currently raising up to $2.5 million in new financing that we anticipate closing in the second quarter of 2016. We need at least $400,000 to launch our planned marketing program to the PT industry. Accordingly, if we do not receive such funds, we will likely be unable to carry out our business.. We may not be able to obtain additional financing on terms acceptable to us, or at all. Even if we obtain financing for our near term operations and product development, we may require additional capital beyond the near term. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

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

Prior to our acquisition of eWellness Corporation, we did not technically comply with the requirements of Rule 419 under the Securities Act. If a consummated acquisition meeting the requirements of Rule 419 did not occur by a date 18 months after the September 14, 2012 effective date of the initial registration statement we filed, Rule 419(e)(2)(iv) requires a blank check company to return the funds held in the escrow account to all investors who participated in the offering within five (5) business days[1]. When we did not complete the Share Exchange by March 18, 2014, rather than physically return the funds, we gave the investors who participated in the financing that was initially conducted pursuant to Rule 419, the right to have their funds returned or use their funds to purchase the same shares in a private offering to be conducted pursuant to Rule 506(b) of the Securities Act; all of the investors directed us to use their respective funds for the private placement. Regardless, after various comments and discussions with the SEC’s staff within the division of corporate finance, it seems that such constructive compliance with Rule 419 is not permissible and we should have physically returned the investors’ funds when the Share Exchange was not completed by March 18, 2014. Consequently, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Risks Related to our Products and Development of our Business

Our telemedicine platform is new and has only limited operation experience.

eWellness’ has developed and tested its unique telemedicine platform www.PHZIO that is a Distance Monitored Physical Therapy Program (“PHZIO program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Our success is currently dependent upon our ability to maintain and develop Mr. Fogt’s relationship with other physicians.

Now that we are using our PHZIO platform to generate our success, we are dependent upon our CEO’s ability to maintain his current relationship with other physicians and our collective ability to establish relationships with other physicians. If we cannot generate new relationships or current relationships do not translate into service contracts or license agreements for our PHZIO platform, we may not have alternative streams of revenue and therefore we may need to cease operations until such time as we find an alternative provider or forever.

We depend upon reimbursement by third-party payers.

Substantially all of our revenues are anticipated to be derived from private third-party PT clinics that gain their revenue to pay our licensing fees from insurance payers. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our licensee clinics. These payers attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts paid for services, our profit margins may decline, or we may lose PT licensees if they choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our operations may be approved as providers by key health maintenance organizations and preferred provider plans; failure to obtain or maintain these approvals would adversely affect our financial results. Although we created a business plan that will enable us to achieve revenue based on current reimbursement policies, if our belief that the insurance industry is poised for change, to offer more reimbursement for the services we seek to provide is not realized, we may not achieve the success we predict and we may not be able to carry out all the plans we disclose herein related to telemedicine. Ultimately, a shift in thinking and a willingness to adapt to new physical therapy telemedicine services and reimbursement thereof by healthcare providers is needed for the successful integration of our PHZIO telemedicine platform in mainstream healthcare environments.

1Pursuant to Rule 419(b)(2)(vi), a blank check company is entitled to use 10% of the proceed/escrowed funds; therefore, if a return of funds is required, only 90% of the proceed/escrowed funds need be returned. Here, the Company received $100,000 proceeds and used $10,000 as per Rule 419(b)(2)(vi); therefore, only $90,000 was subject to possible return.

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

We operate in a highly competitive industry

Although we are not aware of any other Distance Monitored Physical Therapy Telemedicine Program precisely like ours, and targeting our specific population, we shall encounter competition from local, regional or national entities, some of which have superior resources or other competitive advantages in the larger physical therapy space. Intense competition may adversely affect our business, financial condition or results of operations. We may also experience competition from companies in the wellness space. These competitors may be larger and more highly capitalized, with greater name recognition. We will compete with such companies on brand name, quality of services, level of expertise, advertising, product and service innovation and differentiation of product and services. As a result, our ability to secure significant market share may be impeded. Although we believe our PHZIO services will enable us to service more patients than traditional physical therapy providers, if these more established offices or providers start offering similar services to ours, their name recognition or experience may enable them to capture a greater market share.

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

We depend upon the cultivation and maintenance of relationships with the physicians in our markets

Our success is dependent upon referrals from physicians in the communities that our PT Licensees will service and their ability to maintain good relations with these physicians and other referral sources. Physicians referring patients to their clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practice. If our PT licensees are unable to successfully cultivate and maintain strong relationships with physicians and other referral sources, our business may decrease and our net operating revenues may decline.

We also depend upon our ability to recruit and retain experienced physical therapists

Our future revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our PT licensees are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If they cannot recruit and retain our base of experienced and clinically skilled therapists, our business may decrease and our net operating revenues may decline.

Our revenues may fluctuate due to weather

We anticipate having a significant number of PT licensees in locations in states that normally experience snow and ice during the winter months. Also, a significant number of our clinics may be located in states along the Gulf Coast and Atlantic Coast, which are subject to periodic winter storms, hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients from traveling to our clinics, which may cause a decrease in our future net operating revenues.

Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations

Our future PT licensees operations are largely decentralized and certain of our internal controls, particularly the processing of billings and cash collections, occur at the clinic level. Taken as a whole, we believe our future internal controls for these functions at our PT licensees clinical facilities will be adequate. Our controls for billing and collections largely depend on compliance with our written policies and procedures and separation of functions among clinic personnel. We also intend to maintain corporate level controls, including an audit compliance program, that are intended to mitigate and detect any potential deficiencies in internal controls at the clinic level. The effectiveness of these controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the level of compliance with our policies and procedures deteriorates.

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

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Risks Relating to Our Securities

There is a limited market for our common stock, and there may never be, an active market for our common stock and we cannot assure you that the common stock will remain liquid or that it will continue to be listed on a securities exchange.

Our common stock is listed on the OTCQB exchange and trades under the symbol “EWLL”. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock will continue to be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

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

Sales of the shares of our common stock issuable upon exercise of outstanding warrants and upon conversion of our convertible securities, would likely have a depressive effect on the market price of our common stock. Further, the existence of, and/or potential exercise or conversion of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time. As a result, the terms on which we may obtain additional financing during the period any of these warrants or convertible securities remain outstanding may be adversely affected by the existence of such warrants and convertible securities.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors, and principal stockholders beneficially own, in the aggregate, approximately 60% of our outstanding common stock at March 22, 2016. These stockholders are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us, or other business consolidation even if our other stockholders wanted it to occur; it may also discourage a potential acquirer from making a tender offer for our common stock, which may further affect its liquidity.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain any earnings to support our growth strategy and may begin paying dividends in late 2017, although that is not guaranteed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. As of March 1, 2016, our common stock is listed on the OTCQB exchange and trades under the symbol “EWLL”. The Company is currently applying for DTC.eligibility.

Holders. As of March 22, 2016, we had 18,847,770 shares of $0.001 par value common stock issued and outstanding held by 104 shareholders of record. There are also 322,500 of restricted common stock that will be issued if debt is converted and 5,746,895 of outstanding warrants to purchase common equity of the Company.

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

The 2015 Stock Option Plan

On July 31, 2015, our Board of Directors approved the 2015 Stock Option Plan. The following is a brief description of certain important features of the 2015 Plan, the full text of which is attached as Exhibit 10.7. This summary is qualified in its entirety by reference to Exhibit 10.7.

General. The 2015 Plan provides for any option, stock appreciation right, restricted stock, restricted stock unit, performance award, dividend equivalent, or other stock-based award to employees, officers, directors and consultants of the Company and its affiliates.

Administration. The 2015 Plan shall be administered and interpreted by the Board of Directors or by a Committee appointed by the Board of Directors. If the Board of Directors administers the 2015 Plan, references to the “Committee” shall be deemed to refer to the Board of Directors. To the extent permitted by applicable law, the Committee may at any time delegate to one or more officers or directors of the Company some or all of its authority over the administration of the 2015 plan. Such delegation may be revoked at any time.

The Committee has the authority to administer and interpret the 2015 Plan, to determine the employees to whom awards will be made under the 2015 Plan and, subject to the terms of the 2015 Plan, the type and size of each award, the terms and conditions for vesting, cancellation and forfeiture of awards and the other features applicable to each award or type of award. The Committee may accelerate or defer the vesting or payment of awards, cancel or modify outstanding awards, waive any conditions or restrictions imposed with respect to awards of the stock issued pursuant to awards and make any and all other determinations that it deems appropriate with respect to the administration of the 2015 Plan, subject to the minimum vesting requirements of the 2015 Plan, the provisions of Sections 162(m) of the Internal Revenue Code and any applicable laws or exchange rules.

Eligibility. All employees, officers, directors and consultants are eligible to receive awards under the 2015 Plan. The definition of “employee” means any person including officers and directors of the Company or a parent or subsidiary of the Company. Neither service as a Director nor payment of a director’s fee by the Company will be sufficient to constitute “employment” by the Company. Participation is discretionary — awards are subject to approval by the Committee. Pursuant to the 2015 Plan, the Company is permitted to grant nonstatutory stock options, restricted stock, stock appreciation rights, performance shares, restricted stock units and other stock based awards to the employees, directors and consultants. Incentive stock options are not issuable under the 2015 Plan.

Shares Subject to the Plan. The number of Shares available for granting awards under the 2015 Plan shall be (A) 3,000,000, plus (B) additional Shares as follows: As of January 1 of each year, commencing with the January 2, 2016, the aggregate number of Shares available for granting Awards under the Plan shall automatically increase by a number of Shares equal to the lesser of (x) 2% of the total number of Shares then outstanding and (y) such lower number of Shares as may be determined by the Committee, subject to certain adjustment. Shares of Company common stock issued in connection with awards under the 2015 Plan may be shares that are authorized but unissued, or previously issued shares that have been reacquired, or both.

Types of Awards. The following types of awards may be made under the 2015 Plan. All of the awards described below are subject to the conditions, limitations, restrictions, vesting and forfeiture provisions determined by the Committee, in its sole discretion, subject to such limitations as are provided in the plan. The number of shares subject to any award is also determined by the Committee, in its discretion.

Fair Market Value. Fair Market Value shall mean, with respect to any property (including, without limitation, any shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Board or the Committee.

Option. Option shall mean a non-qualified stock option.

Stock Appreciation Rights. A Stock Appreciation Right granted under the Plan shall confer on the holder thereof a right to receive, upon exercise thereof, the excess of (1) the Fair Market Value of one Share on the date of exercise or, if the Board or the Committee shall so determine in the case of any such right other than one related to any Incentive Stock Option, at any time during a specified period before or after the date of exercise over (2) the grant price of the right as specified by the Board or the Committee. Subject to the terms of the Plan, the grant price, term, methods of exercise, methods of settlement, and any other terms and conditions of any Stock Appreciation Right shall be as determined by the Board or the Committee. The Board and the Committee may impose such conditions or restrictions on the exercise of any Stock Appreciation Right as it may deem appropriate.

Restricted Stock. A restricted stock award is an award of outstanding shares of Company common stock that does not vest until after a specified period of time, or satisfaction of other vesting conditions as determined by the Committee, and which may be forfeited if conditions to vesting are not met. Participants generally receive dividend payments on the shares subject to their award during the vesting period (unless the awards are subject to performance-vesting criteria) and are also generally entitled to indicate a voting preference with respect to the shares underlying their awards. All shares underlying outstanding restricted stock awards are voted proportionately to the restricted shares for which voting instructions are received.

Restricted Stock Units. Restricted Stock Units shall consist of a Restricted Stock, Performance Share or Performance Unit Award that the Administrator in its sole discretion permits to be paid out in installments or on a deferred basis, in accordance with rules and procedures established by the Administrator.

Performance Awards. Performance Awards may be granted to Employees, directors and consultants at any time and from time to time, as will be determined by the Administrator. The Administrator may set performance objectives based upon the achievement of Company-wide, divisional or individual goals, applicable federal or state laws, or any other basis determined by the Administrator in its discretion.

Dividend Equivalents. The Board and the Committee are hereby authorized to grant Awards under which the holders thereof shall be entitled to receive payments equivalent to dividends or interest with respect to a number of Shares determined by the Board or the Committee, and the Board and the Committee may provide that such amounts (if any) shall be deemed to have been reinvested in additional Shares or otherwise reinvested. Subject to the terms of the 2015 Plan, such Awards may have such terms and conditions as the Board or the Committee shall determine.

Other Stock-based Awards. The Board and the Committee are authorized to grant such other Awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, Shares (including, without limitation, securities convertible into Shares), as are deemed by the Board or the Committee to be consistent with the purposes of the Plan, provided, however, that such grants must comply with applicable law. Subject to the terms of the 2015 Plan, the Board or the Committee shall determine the terms and conditions of such Awards.

Duration. The Board may amend, alter, suspend, discontinue, or terminate the Plan, including, without limitation, any amendment, alteration, suspension, discontinuation, or termination that would impair the rights of any Participant, or any other holder or beneficiary of any Award theretofore granted, without the consent of any share owner, participant of the 2015 Plan, other holder or beneficiary of an Award, or other Person. No Award shall be granted under the Plan more than 10 years after August 1, 2015. However, unless otherwise expressly provided in an applicable Award Agreement, any Award theretofore granted may extend beyond such date, and the authority of the Board and the Committee to amend, alter, adjust, suspend, discontinue, or terminate any such Award, or to waive any conditions or rights under any such Award, and the authority of the Board to amend the Plan, shall extend beyond such date.

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2015:

Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-
Equity compensation plans not approved by security holders	$-	-
Total	$-	-

As of the year ended December 31, 2015, no options had been issued per the stock option plan explained above.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, unless otherwise noted. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On January 24, 2015, we extended the term of an outstanding consulting and service agreement, pursuant to which the Company shall issue 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share.

On February 23, 2015, we entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock.

On April 9, 2015, we issued $270,080 Notes (including an aggregate of $123,980 that was converted from certain other outstanding notes, including accrued interest, and future contractual cash consulting fees) that are initially convertible into 771,657 shares of our common stock, pursuant to a private financing; we sold that same amount of Series A Senior Convertible Redeemable Notes convertible into shares of the Company’s common stock, at $0.35 per share and Series A Warrants, all pursuant to separate Securities Purchase Agreements entered into with each investor. The Warrants are exercisable to purchase up to 771,657 shares of Common Stock.

On May 30, 2015, the Company received $25,000 in exchange for a 90-day promissory note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. This note and accrued interest was due on August 28, 2015.

On May 20, 2015, the Company signed an agreement with a firm for financial advisory services for a period of 12 months. As the retainer, the Company issued 250,000 warrants to purchase Company common stock for $.35 per share.

On May 20, 2015, the Company signed an agreement with a firm for strategic advisory services until either party terminates the agreement. As part of the commitment fee, the Company issued 250,000 warrants to purchase Company common stock for $.35 per share.

On July 14, 2015, the Company issued 250,000 shares of common stock for conversion of $87,500 of convertible debt. These shares were issued at $.35 per share.

On July 15, 2015, the Company received $18,000 in exchange for a 90-day promissory note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. This note and accrued interest was due on October 15, 2015.

On August 19, 2015, the Company authorized the issuance of 96,000 shares for conversion of $33,600 of convertible debt. These shares were issued at $.35 per share.

On August 26, 2015, the Company extended the term of the $25,000 promissory note issued on May 30, 2015 that was originally due on August 28 2015 to October 23, 2015. As consideration for the extension the Company agreed to an annual interest rate of 12% retroactive to the original date of the note and issued 150,000 warrants to purchase Company common stock at $.80 per share.

On September 10, 2015, the Company authorized the issuance of 663,277 shares for conversion of $232,147 of convertible debt. These shares were issued at $.35 per share.

On September 16, 2015, the Company received $2,500 in exchange for a 90-day promissory note at an interest rate of 12% per annum and a risky loan fee of $625. As an inducement for this promissory note, the Company issued 50,000 warrants to purchase Company common stock at $.80 per share. This note, accrued interest and risky loan fee was due on December 14, 2015. The Company paid this note, accrued interest and risky loan fee on December 6, 2015.

On September 16, 2015, the Company received $12,500 in exchange for a 90-day promissory note at an interest rate of 12% per annum and a risky loan fee of $3,125. As an inducement for this promissory note, the Company issued 250,000 warrants to purchase Company common stock at $.80 per share. This note, accrued interest and risky loan fee was due on December 14, 2015. The Company paid this note, accrued interest and risky loan fee on December 6, 2015.

On September 16, 2015, the Company received $22,500 in exchange for a 90-day promissory note at an interest rate of 12% per annum and a risky loan fee of $5,625. As an inducement for this promissory note, the Company issued 450,000 warrants to purchase Company common stock at $.80 per share. This note, accrued interest and risky loan fee was due on December 14, 2015.

On October 1, 2015, the Company authorized the issuance of 50,273 shares of common stock for the accrued interest on the debt conversions on July 14, 2015, August 19, 2015, and September 10, 2015. The shares were issued at $.35 per share.

On October 5, 2015, the Company extended the term of an $18,000 promissory note originally issued on May 15, 2015 that was originally due on October 13, 2015 to December 14, 2015; however, as consideration for the extension, the Company agreed to repay the note, plus interest and the Loan Fee (as hereinafter defined), upon receipt of $100,000 or more in other financing. Interest on the note accrues at the rate of 12% per annum. Unless paid sooner as previously explained, the Company shall pay $4,500 on the maturity date of the note. As additional inducement for the extension, the Company also agreed to issue the lender five-year warrants to purchase up to 150,000 shares of the Company’s common stock at $0.80 per share.

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

On October 11, 2015, the Company received $10,000 in exchange for a 60-day promissory note at an interest rate of 12% per annum and a risky loan fee of $2,500. As an inducement for the promissory note, the Company issued 200,000 warrants to purchase Company common stock at $.80 per share. The note, accrued interest and risky loan fee is due on December 14, 2015.

On November 11, 2015, the Company authorized the issuance of 179,988 shares of common stock for the conversion of $57,670 of principal and $5,326 of accrued interest. These shares were issued at $.35 per share.

On December 6, 2015, the Company entered into a 90-day Promissory Note for $70,000 at an interest rate of 12% per annum plus a risky loan fee of $17,500 which is being amortized over the term of the loan. As an inducement the Company issued 1,400,000 warrants to purchase Company common stock at $.80 per share. The Company further agreed to repay the loan within three days of the Company receiving $500,000 or more in the current private placement of up to $2,500,000 convertible note with warrants. This Promissory Note resulted from the principal payment to the note holder of $28,222 and the holder cancelling the notes originally signed on May 27, 2015 plus extensions, July 15, 2015 plus extensions, September 16, 2015 and October 11, 2015.

On December 11, 2015, the Company entered into a securities purchase agreement with an accredited investor for (i) a note in the principal amount of $275,000 at a 10% original issue discount , (ii) a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.80 per share and (iii) 50,000 shares as an additional fee for a value of $5,000.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2015 and 2014 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

eWellness is in the initial phase of developing a unique telemedicine platform that offers Distance Monitored Physical Therapy Program (“PHZIO program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

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

As shown in the financial statements accompanying this Annual Report, the Company has had no revenues to date and has incurred only losses since its inception. The Company has had limited operations and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

The Company’s operations and corporate offices are located at 11825 Major Street Culver City, CA, 90230, with a telephone number of (310) 915-9700.

The Company’s fiscal year end is December 31.

Plan of Operations

Our business model is to license our PHZIO (“PHZIO”) platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program.

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. All treatment revenue for 2015 was reimbursed to EPT, but was not sufficient to generate sales for the Company. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the second quarter of 2016.

The Company’s PHZIO home physical therapy exercise platform has been designed to disrupt the $30 billion physical therapy and the $8 billion corporate wellness industries. PHZIO re-defines the way physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many physical therapy platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as: Anthem Blue Cross, AETNA and Blue Shield.

The PHZIO Solution: A New Physical Therapy Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs;

●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use;

●	Ability for physical therapists to observe multiple patients simultaneously in real-time;

●	Solves what has been a structural problem and limitation in post-acute care practice growth.

●	PT practices can experiencing 20% higher adherence & compliance rates versus industry standards; and

●	Tracking to 30% increase in net income for a PT practice.

Patient program adherence in 2015 was nearly 85 percent due the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

Additional Treatment Protocols: The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms are anticipated to be released in the second quarter of 2016 include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group's Medicare CMS bundled payment model for post-acute care physical therapy. These two programs are anticipated to be followed by woman's health and geriatric programs by the end of the third quarter of 2016.

Our PHZIO platform enables employees or patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in the Company’s PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic checkups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre and post treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar physical therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

During 2015 our PHZIO platform achieved the following metrics:

●	The total (insurance reimbursed) monitored PHZIO visits in 2015: 699 patient visits (267 paid patient visits total).

●	The average insurance reimbursement per PHZIO session in 2015: $46.87 (excluding co-payments).

●	The top line wellness goals of our PHZIO program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should scored better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

Our PHZIO platform, including: design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had great success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He is able to recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current access to physical therapy clinics.

Our underlying technology platform is complex, deeply integrated and purpose-built over the three years for the evolving physical therapy marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

We plan to generate revenue from third-party PT and corporate wellness licensees on a contractually recurring per PHZIO session fee basis. Our PHZIO platform is anticipated to transform the access, cost and quality dynamics of physical therapy delivery for all of the market participants. We further believe any patient, employer, health plan or healthcare professional interested in a better approach to physical therapy is a potential PHZIO platform user.

We have developed various key performance indicators that we anticipate using to assess our business after we on-board third party PT licensees later in the year:

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

During the third quarter of 2015, we pivoted our business model to focus on licensing our PHZIO platform to any physical therapy clinics in the U.S. and or to have large scale employers use our platform as a corporate wellness program. The Physical Therapy industry has remained disconnected and unscalable throughout the technological revolution of the past twenty years. Over 200,000 Physical Therapists are limited to one-on-one patient treatments within a traditional clinic setting. The Physical Therapy industry measures $33 Billion in size with over 270 Million one-on-one treatments delivered annually. This technology gap and market size is the opportunity that the Company is focused on with the recent launch of its PHZIO telemedicine platform.[2]

Our PHZIO platform enables patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in eWellness’ PHZIO program that includes a progressive 6-month telemedicine exercise program (including weekly in-clinic exercise sessions and monthly in-clinic checkups. All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre and post treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar Physical Therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

The following video link will provide brief overview about the merits of our PHZIO program. https://ewellnesshealth.com/

Through our Cooperative Operating Agreement with Evolution Physical Therapy (“EPT”) their Marina del Rey, California patient induction office (“PIO”) The Marina del Rey POI is effectively a laboratory for us to support the licensing of our platform to the entire Physical Therapy (“PT”) industry. In April we plan to move this POI to EPT’s Culver City location as we could not extend the lease at that location. Active PT licensing of our PHYSIO platform is anticipated to begin in the second quarter of 2016. We have also developed a separate vertical for our PHZIO platform that focuses on the marketing of our platform as a robust Corporate Wellness program. Active marketing to the large scale employers in the Los Angeles area began in the October 2015 with the expectation of beginning at least pilot program for our Corporate Wellness program during the second quarter of 2016.

We are also actively seeking corporate partnership relationships with other telemedicine companies that if completed, would create a new channel for our corporate wellness PHZIO program. Amid ongoing challenges and changes within the healthcare industry, telemedicine is emerging as an increasingly attractive tool for delivering quality medical & wellness services.

Beginning in early 2016, we began offering our PHZIO program that has been designed to be the most productive physical exercise program available to corporate wellness programs and their employees. We anticipate that employers using our system can significantly improve employee wellness and decrease costs associated with workman’s compensation claims. PHZIO is a comprehensive lifestyle management intervention. Our PHZIO exercise program documents an employee’s success or failure. We can provision highly reliable Return On Investment (“ROI”) metrics displayed on an easy to use HIPAA compliant dashboard for any organization using our PHZIO system.

2 Sources: Harris Williams & Co., Physical Therapy Market Overview, Feb 2014 IBISWorld, Physical Therapists in the US (Report 62134), May 2015

The Current State of Workplace Wellness Programs: Broadly, a workplace wellness program is an employment-based activity or employer-sponsored benefit aimed at promoting health-related behaviors (primary prevention or health promotion) and disease management (secondary prevention). It may include a combination of data collection on employee health risks and population-based strategies paired with individually focused interventions to reduce those risks. A formal and universally accepted definition of a workplace wellness program has yet to emerge, and employers define and manage their programs differently. Programs may be part of a group health plan or be offered outside of that context; they may range from narrow offerings, such as free gym memberships, to comprehensive counseling and lifestyle management interventions4.

Wellness programs have become very common, as 92 percent of employers with 200 or more employees reported offering them in 2009. Survey data indicate that the most frequently targeted behaviors are exercise, addressed by 63 percent of employers with programs; smoking (60 percent); and weight loss (53 percent). In spite of widespread availability, the actual participation of employees in such programs remains limited. While no nationally representative data exist, a 2010 non-representative survey suggests that typically fewer than 20 percent of eligible employees participate in wellness interventions4.

Wellness Program Impact: In industry surveys, employers typically express their conviction that workplace wellness programs are delivering on their promise to improve health and reduce costs. Numerous anecdotal accounts of positive program effects are consistent with this optimistic view. Further, several evaluations of individual programs and summative reviews in the scientific literature provide corroborating evidence for a positive impact4.

In “A Review of the U.S. Workplace Wellness Market “, the most recent scientific literature evaluating the impact of workplace wellness programs on health-related behavior and medical cost outcomes identified 33 peer-reviewed publications that met their standards for methodological rigor. They found, consistent with previous reviews, evidence for positive effects on diet, exercise, smoking, alcohol use, physiologic markers, and health care costs, but limited evidence for effects on absenteeism and mental health. They could not conclusively determine whether or not program intensity was positively correlated with impact. Positive results found in this and other studies should be interpreted with caution, as many of these programs were not evaluated with a rigorous approach, and published results may not be representative of the typical experience of a U.S. employer[3].

The Company intends to close on a private financing of up to $2.5 million by the end of the second quarter of 2016, although there can be no guarantee we will receive any such financing.

Results of Operations of eWellness for the Twelve-month Period Ended December 31, 2015 vs. 2014

REVENUES: eWellness has reported $0 revenues from operations for the years ended December 31, 2015 and December 31, 2014. We anticipate the beginning of revenue generation by in the second quarter of 2016.

OPERATING EXPENSES: Total operating expenses increased to $1,400,240 for the year ended December 31, 2015 from $1,325,010 for the year ended December 31, 2014. The increase is a result of legal and accounting services expenses.

NET LOSS: The Company incurred a net loss of $1,554,908 for the year ended December 31, 2015, compared with a net loss of $1,339,585 for the year ended December 31, 2014, which reflects an increase of $215,323. The increase is as a result of legal and accounting services expenses.

CONTINGENCIES

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

3 http://www.dol.gov/ebsa/pdf/workplacewellnessmarketreview2012.pdf

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

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In light of the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had negative working capital of $1,430,459 compared to negative working capital of $823,585 as of December 31, 2014. Cash flows provided by financing activities were $443,127 and $178,433 for the years ended December 31, 2015 and December 31, 2014, respectively. The cash balance as of December 31, 2015 was $41,951.

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

The independent auditors’ opinion expresses doubt about eWellness’ ability to continue as a going concern. The independent auditors reports on eWellness’ December 31, 2015 and 2014 financial statements included in this Report states that the Company’s recurring losses, lack of revenues and operations and not having any positive operating cash flows since inception, raise substantial doubts about eWellness’ ability to continue as a going concern.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-20 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eWellness Healthcare Corporation

We have audited the accompanying balance sheets of eWellness Healthcare Corporation as of December 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWellness Healthcare Corporation as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, a deficit in stockholders’ equity and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company
Salt Lake City, Utah

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eWellness Healthcare Corporation

We have audited the accompanying balance sheet of eWellness Healthcare Corporation as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWellness Healthcare Corporation as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, a deficit in stockholders’ equity and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 7, 2015

eWELLNESS HEALTHCARE CORPORATION

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$41,951	$900
Advances - related party	-	7,054
Prepaid Expenses	4,053	26,274

Total current assets	46,004	34,228

Property & equipment, net	5,964	3,231
Intangible assets, net	19,862	22,816

TOTAL ASSETS	$71,830	$60,275
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$248,304	$174,044
Accounts payable - related party	43,717	56,155
Accrued expenses - related party	33,090	30,181
Accrued compensation	677,000	329,000
Contingent liability	90,000	90,000
Short term note and liabilities	71,605	-
Derivative liability	2,802	-
Convertible debt, net of discount	309,945	178,433

Total current liabilities	1,476,463	857,813

Total Liabilities	1,476,463	857,813

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 18,170,538 and 16,421,000 issued and outstanding, respectively	18,171	16,421
Additional paid in capital	2,033,383	1,087,320
Accumulated deficit	(3,456,187)	(1,901,279)

Total Stockholders’ Equity (Deficit)	(1,404,633)	(797,538)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$71,830	$60,275

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF OPERATIONS

	For Year Ended
	December 31, 2015	December 31, 2014
OPERATING EXPENSES
Executive compensation	$744,000	$744,000
General and administrative	196,354	231,124
Professional fees	459,886	259,856
Contingent liability expense	-	90,000
Research and development - related party	-	30

Total Operating Expenses	1,400,240	1,325,010

Loss from Operations	(1,400,240)	(1,325,010)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	11,323	1,200
Loss on conversion of debt	(31,774)	-
Interest income	-	7
Interest expense, related parties	(3,920)	(2,708)
Interest expense	(129,407)	(13,074)

Net Loss before Income Taxes	(1,554,018)	(1,339,585)

Income tax expense	(890)	-

Net Loss	$(1,554,908)	$(1,339,585)

Basic and diluted (loss) per share	$(0.09)	$(0.10)

Basic and diluted weighted average shares outstanding	17,214,861	13,698,896

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Preferred Shares		Common Shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	-	$-	9,200,000	$9,200	$561,338	$(561,694)	$8,844

Imputed interest-related party					2,708		2,708

Contributed services					390,000		390,000

Recapitalization at merger			6,000,000	6,000	(22,509)		(16,509)

Shares issued for services @ $.10/share			1,221,000	1,221	120,879		122,100

Convertible debt discount					34,904		34,904

Net loss						(1,339,585)	(1,339,585)

Balance at December 31, 2014	-	-	16,421,000	16,421	1,087,320	(1,901,279)	(797,538)

Imputed interest-related party					3,920		3,920

Contributed services and rent					390,000		390,000

Shares issued for services @ $.10/share			460,000	460	45,540		46,000

Shares issued for debt conversion @ $.35/share			1,239,538	1,240	432,599		433,839

Shares issued with debt @ $.10/share			50,000	50	4,950		5,000

Cash conversion feature on debt					44,189		44,189

Warrants issued with debt					7,666		7,666

Warrants issued for services					17,199		17,199

Net loss						(1,554,908)	(1,554,908)

Balance at December 31, 2015	-	$-	18,170,538	$18,171	$2,033,383	$(3,456,187)	$(1,404,633)

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF CASH FLOWS

	For Year Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net loss	$(1,554,908)	$(1,339,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,428	2,797
Contributed services	384,000	390,000
Shares issued for consulting services	45,000	122,100
Imputed interest - related party	3,920	2,708
Warrants issued for services	16,640	-
Debt issued for consulting services	100,000	-
Amortization of debt discount to interest expense	84,462	34,904
Loss on debt conversion	31,774	-
Rent contributed by officer	6,000	-
Changes in operating assets and liabilities
Advances - related parties	7,054	(7,054)
Prepaid expense	23,780	(26,274)
Accounts payable and accrued expenses	111,512	67,535
Accounts payable - related party	(12,439)	56,155
Accrued expenses - related party	2,908	30,181
Contingent liability	-	90,000
Accrued compensation	348,000	329,000

Net cash used in operating activities	(397,869)	(247,533)

Cash flows from investing activities
Intangible asset purchase	-	(20,000)
Cash acquired in merger	-	90,000
Purchase of equipment	(4,207)	-
Net cash used in investing activities	(4,207)	70,000

Cash flows from financing activities
Proceeds from issuance of debt	104,000	-
Proceeds from issuance of convertible debt	386,100	178,433
Payments on debt	(43,223)	-
Payments of risky loan fees	(3,750)	-

Net cash provided by financing activities	443,127	178,433

Net increase in cash	41,051	900

Cash, beginning of period	900	-

Cash, end of period	$41,951	$900

Supplemental Information:
Cash paid for:
Taxes	$-	-
Interest Expense	$549	$-
Non-cash Investing and Financing Activities Prepaid expenses transferred to intangible assets	$-	$4,770

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

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

The eWellness strategy as a first-to-market enterprise in the Physical Therapy based telemedicine industry is to deliver a telemedicine physical therapy service augmenting corporate wellness programs and also expand nationally through a Software as a Service (SaaS) business model that enables existing physical therapy practices to extend their offerings via our telemedicine solution. Our objective is to provide Distance Monitored Physical Therapy (PHZIO) Programs to pre diabetic, cardiac and health challenged patients and knee and hip surgery rehabilitation. For corporate wellness program our services are designed to deliver significant healthcare savings to the company while charging a very small relative incremental cost.

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

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination. Consequently, the transaction is accounted for as a reverse-merger and recapitalization. eWellness Corporation is the acquirer for financial reporting purposes and Dignyte, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the transactions are those of eWellness Corporation and are recorded at the historical cost basis of eWellness Corporation, and the financial statements after completion of the transaction include the assets, liabilities and operations of eWellness Healthcare Corporation, and eWellness Corporation from the closing date of the transaction. Additionally all historical equity accounts and awards of eWellness Corporation, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the transaction.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Furniture and Fixtures	5-7 Years
Computer Equipment	5-7 Years
Software	3 Years

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2015 and 2014, there was no impairment recognized.

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

As of December 31, 2015, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$2,802	$-	$-	$2,802
Total liabilities measure at fair value	$2,802	$-	$-	$2,802

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the period ended December 31, 2015, no dilutive shares are added into the loss per share calculations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified date. As of the period ended December 31, 2015, the Company has elected to the early adoption of ASU 2015-03 that simplifies the presentation of debt issuance costs. The Company had previously used the methodology in this standard and have adopted the pronouncement for current and future debt instruments.

Note 3. Going Concern

For the year ended December 31, 2015, the Company has no revenues and limited operations. The Company has an accumulated loss of $3,456,187. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $8,421 and $4,214 less accumulated depreciation of $2,457 and $983 for the years ended December 31, 2015 and 2014, respectively. Depreciation expense was $1,474 and $843 for the years ended December 31, 2015 and 2014, respectively.

Note 5. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $24,770 less accumulated amortization of $4,908 and $1,954 for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the amortization expense recorded was $2,954 and $1,954, respectively.

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

Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014:

	2015	2014

Deferred tax assets:
NOL Carryover	$436,300	$314,000
Deferred Rent		2,300
Accrued Payroll	237,000	115,200
Contingent Liability	-	31,500
Deferred tax liabilities
Depreciation	(200)	(300)
Valuation allowance	(673,100)	(462,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014

Book Income	$(554.200)	$(468,900)
Depreciation	(300)	(300)
Contributed Services	136,500	-
Meals & Entertainment	1,300	2,500
Stock for Expense Accounts	21,600	21,000
Contributed Interest Expense	1,400	900
Gain/Loss on settlement of debt through equity	11,100	(400)
Amortization of debt discount	19,800	-
Accrued Payroll	121,800	115,200
Related Party Interest	1,400	-
Contingent Liability		31,500
Valuation allowance	229,600	298,500
	$-	$-

At December 31, 2015, the Company had net operating loss carryforwards of approximately $1,247,000 that may be offset against future taxable income from the year 2016 through 2035. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2015 and 2014 related to unrecognized benefits.

The Company has filed for an extension for the federal income tax return in the U.S for the year ended December 31, 2015. The tax years ended December 31, 2015, 2014, and 2013 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 7. Related Party Transactions

Through the year ended December 31, 2015, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $91,271 on the Company’s behalf for various operating expenses. The amounts outstanding as of December 31, 2015 and December 31, 2014 were $43,717 and $56,155, respectively. During the year ended December 31, 2015, the Company recorded $3,920 imputed interest on the amount owed to the related party based on an interest rate of 8%.

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

On April 1, 2015, the Company entered into an operating agreement with a physical therapy company (“EPT”) which is owned by the Company’s President and Chief Executive Officer. Through the agreement the Company agrees to provide operating capital advances in order for EPT to offer the Company’s PHIZIO platform to physical therapy patients. For accounting and tax purposes, the net profits or losses generated by EPA shall be allocated on a monthly basis. The Company will receive 75% of the net patient insurance reimbursements associated with the operation of the PHIZIO platform.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Throughout the year ended December 31, 2015, the officers of the Company incur business expenses on behalf of the Company. The amounts payable as of the years ended December 31, 2015 and 2014 were $33,090 and $30,181, respectively.

Note 8. Non-Convertible Notes Payable

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

On May 30, 2015, the Company received $25,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. The fair value of the warrants is $768. On August 26, 2015, the Company entered into an extension of this note for another 90 days to October 23, 2015. As an inducement for this extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants if $158. On October 11, 2015 the Company entered into a second extension of this note to be due on December 14, 2015. As an inducement for this extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $300. In addition the interest rate on the note was increased to 12% from the original note date of May 27 plus a risky loan fee of $6,250.

On July 15, 2015, the Company received $18,000 in exchange for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $310. On October 5, 2015 the Company entered into an extension of this note to be due on December 14, 2015. As an inducement for this extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $300. In addition the interest rate on the note was increased to 12% from the original note date of July 15 plus a risky loan fee of $4,500.

On September 16, 2015, the Company received $22,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky note fee of $5,625. As an inducement for this promissory note, the Company issued 450,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $908.

On September 16, 2015, the Company received $12,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky loan fee of $3,125 which was amortized over the term of the loan. As an inducement for this promissory note, the Company issued 250,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $504. This note, accrued interest and risky loan fee were paid on December 9, 2015.

On September 16, 2015, the Company received $2,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky loan fee of $625 which was amortized over the term of the loan. As an inducement for this promissory note, the Company issued 50,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $101. This note, accrued interest and risky loan fee were paid on December 9, 2015.

On October 11, 2015, the Company received $10,000 in exchange for a Promissory Note which matures on December 14, 2015; however if the Company receives $100,000 or more in its current private placement of up to $2,500,000 convertible note with warrants, the note will be due within three business days of such funds settling in the Company’s account. The note has an interest rate of 12% per annum plus a risky loan fee of $2,500 which was amortized over the term of the loan. As an inducement for this promissory note, the Company issued 200,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $385.

On December 6, 2015, the Company entered into a 90-day Promissory Note for $70,000 at an interest rate of 12% per annum plus a risky loan fee of $17,500 which is being amortized over the term of the loan. As an inducement the Company issued 1,400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $2,800. The Company further agreed to repay the loan within three days of the Company receiving $500,000 or more in the current private placement of up to $2,500,000 convertible note with warrants. This Promissory Note resulted from the principal payment to the note holder of $28,222.94 and the holder cancelling the notes originally signed on May 27, 2015 plus extensions, July 15, 2015 plus extensions, September 16, 2015 and October 11, 2015.

Note 9. Convertible Notes Payable

On December 23, 2014 the Company issued $213,337 convertible promissory notes and warrants to purchase shares of common stock to four individual investors. The overall terms of the Notes are as follows:

●	Interest rate: 12% per annum. During the year ended December 31, 2015, the Company had recorded $22,195 of interest expense.

●	Due date: December 23, 2015. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date. Two of the convertible notes totaling $72,500 are in default.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the notes, following written notice to the holders of the notes.

●	Optional Conversion: At the option of the holders, the notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by the Company without the written consent of the holders.

●	Warrants: The holders of the notes are granted the right through December 23, 2017 to purchase 625,237 additional shares of common stock at $.35 per share.

●	During the time that any portion of these Notes are outstanding, if any Event of Default, as defined in the notes, occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company valued the cash conversion feature as the difference in the value of the note at its stated annual interest rate of 12% and the fair value of the note at its discounted value using an expected borrowing rate of 18%.

On September 10, 2015, a convertible promissory note issued on December 23, 2014 with the principal value of $108,167 was converted to 309,048 shares of common stock at a conversion price of $.35 per share. The warrants associated with this note were not exercised. See Note 10– Equity Transactions below.

On October 1, 2015, 17,513 shares of common stock were issued at $.35 per share for the accrued interest of $6,129 on the note converted on September 10, 2015. See Note 10 – Equity Transactions below.

On November 11, 2015, a convertible promissory note issued on December 23, 2014 with the principal value of $32,670 and accrued interest of $3,517 were converted to 103,393 shares of common stock at a conversion price of $.35 per share. The warrants associated with this note were not exercised. See Note 10 – Equity Transactions below.

The Company’s Balance Sheets report the following related to the December 23, 2014, convertible promissory notes:

December 31, 2015
Principal amount	$72,500
Unamortized debt discount	-
Net carrying amount	$72,500

On April 9, 2015, the Company issued $270,080 convertible promissory notes (including an aggregate of $123,980 that was converted from certain other outstanding notes, including accrued interest, and future contractual cash consulting fees) and warrants to purchase shares of common stock to eight individual investors. The overall terms of the notes are as follows:

●	Interest rate: 12% per annum. During the year ended December 31, 2015, the Company had recorded $13,274 of interest expense.

●	Due date: April 30, 2016. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: Any time the closing price of the Company’s common stock has been at or above $1.50 for 20 consecutive trading days, the Company has the right to redeem all or any part of the principal and accrued interest of the notes, following written notice to the holders of the Notes.

●	Optional Conversion: At the option of the holders, the notes may be converted into shares of the Company’s common stock at a conversion price equal to $0.35 per share.

●	Additionally, if the Company elects to exercise the redemption right, the holders have the opportunity to elect to take the cash payment or to convert all or any portion of the Notes into shares of the Company’s common stock.

●	The conversion price is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	The notes are senior in rank to any other debt held by our officers, directors or affiliates and may not be subordinated to any other debt issued by us without the written consent of the holders.

●	Warrants: The holders of the notes are granted the right through April 30, 2016 to purchase 771,658 additional shares of common stock at $.35 per share. The fair value of the warrants is $1,132.

●	During the time that any portion of these notes are outstanding, if any Event of Default, as defined in the notes, occurs and such Default is not cured by the Company within sixty (60) days of the occurrence of the Event of Default (the “Cure Period”), the amount equal to one hundred fifty percent (150%) of the outstanding principal amount of this Note, together with accrued interest and other amounts owing shall become at the holder’s election, immediately due and payable in cash. The holders at its option have the right, with three (3) business days advance written notice to the Company after the expiration of the Cure Period, to elect to convert the Notes into shares of the Company’s common stock pursuant to the Optional Conversion rights disclosed above.

●	The Company valued the cash conversion feature as the difference in the value of the note at its stated interest rate of 12% and the fair value of the note at its discounted value using an expected borrowing rate of 18%. The value of the cash conversion feature at inception of the notes was $44,189.

On July 14, 2015, convertible promissory notes issued on April 9, 2015 with a principal value of $87,500 were converted to 250,000 shares of common stock at $.35 per share. The warrants associated with these notes were not exercised. See Note 10 –Equity Transactions below.

On August 19, 2015, convertible promissory notes issued on April 9, 2015 with a principal value of $33,600 were converted to 96,000 shares of common stock at $.35 per share. The warrants associated with these notes were not exercised. See Note 10 –Equity Transactions below.

On September 10, 2015, a convertible promissory note issued on April 9, 2015 with a principal value of $123,980 was converted to 354,229 shares of common stock at $.35 per share. The warrants associated with this note were not exercised. See Note 10 –Equity Transactions below.

On October 1, 2015, 32,759 shares of common stock were issued at $.35 per share for the accrued interest of $11,466 on the convertible promissory notes converted on July 14, 2015, August 19, 2015, and September 20, 2015. See Note 10 – Equity Transactions below.

On November 11, 2015, a convertible promissory note issued on April 9, 2015, with a principal value of $25,000 plus accrued interest of $1,806 was converted to 76,595 shares of common stock at $.35 per share. The warrants associated with this not were not exercised. See Note 10 – Equity Transactions.

The Company’s Balance Sheets report the following related to the April 9, 2015 convertible promissory notes:

December 31, 2015
Principal amount	$-
Unamortized debt discount	-
Net carrying amount	$-

On December 7, 2015, the Company issued a $275,000 senior convertible promissory note with a 10% original issue discount and warrants to purchase shares of common stock. The overall terms of the notes are as follows:

●	Interest rate: 8% per annum. During the year ended December 31, 2015, the Company had recorded $1,467 of interest expense. The interest rate increases to 15% per annum on any unpaid and overdue principal and interest.

●	Due date: June 2, 2016. The Company is to pay the principal amount and all accrued and unpaid interest on or before the due date.

●	Redemption right: With three trading days prior written notice of the Company has the right to redeem all the note equal to the sum of 115% of the principal plus accrued and unpaid interest on the principal amount.

●	Optional Conversion: At the option of the holder, the note may be converted into shares of the Company’s common stock at a conversion price equal to 75% of the lowest per share purchase price, conversion price or exercise price of securities that the Company issues in the next financing transaction.

●	The note is senior in rank to any other debt of the Company as of the issuance date of the note and to any indebtedness incurred following the issuance date.

●	Warrants: The holders of the notes are granted the right to purchase 250,000 additional shares of common stock at $.80 per share.

●	The Company shall be considered to be in Default if the Company fails to obtain a listing of its common stock on at least one of OTCBB, OTCQB, Nasdaq or NYSE within 90 days of the date of the note or fails to maintain the listing of its common stock; the Company fails to comply with the reporting requirements of the 1934 Act and/or ceases to be subject to the reporting requirements of the 1934 Act; the restatement of any financial statements for any date or period from two years prior to the date of the note and until this note is no longer outstanding results in a material adverse effect on the rights of the note holder; the DTC places a “chill” on any of the Company’s securities; the Company’s common stock becomes not eligible for trading through the DTC’s FAST Automated Securities Transfer or Deposit/Withdrawal at Custodian programs; the Company fails to raise at least $1,000,000 in a Primary Offering within 120 days following the list date; the Company fails to appoint VStock Transfer LLC as the transfer agent for its common stock within 30 days of list date.

●	The Company’s Balance Sheets report the following related to the December 7, 2015, convertible promissory note:

December 31, 2015
Principal amount	$275,000
Unamortized debt discount	(37,555)
Net carrying amount	$237,445

Under the guidance of ASC 470-20 Debt With Conversion and Other Options, the common shares of the Company, pending being listed on the OTC, and the net settlement requirements of the warrants will be analyzed at the end of each quarter to determine if the conversion does become readily convertible to cash which would require derivative accounting calculations and recording.

Note 10. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of December 31, 2015.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001 per share.

On January 24, 2015, the Company authorized the issuance of 400,000 shares of common stock for consulting services at a value of $40,000. This value was amortized over the life of the contract.

On February 23, 2015, the Company authorized the issuance of 60,000 shares of common stock for consulting services for a value of $6,000. This value was amortized over the life of the contract

On July 14, 2015, the Company authorized the issuance of 250,000 shares of common stock for the conversion of convertible debt of $87,500.

On August 19, 2015, the Company authorized the issuance of 96,000 shares of common stock for conversion of convertible debt of $33,600.

On September 10, 2015, the Company authorized the issuance of 663,277 shares of common stock for conversion of convertible debt of $232,147.

On October 1, 2015, the Company authorized the issuance of 50,272 shares of common stock for the accrued interest totaling $17,595 on convertible debt previously converted.

On November 11, 2015, the Company authorized the issuance of 179,989 shares of common stock for conversion of convertible debt and accrued interest of $62,996.

On December 17, 2015, the Company authorized the issuance of 50,000 shares of common stock as part of a provision of the convertible debt note payable signed on December 7, 2015. (See Note 9 - Convertible Notes Payable)

As of the period ended December 31, 2015, the Company has 18,170,538 shares of common stock issued and outstanding.

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

On behalf of the Company, Merriman Capital has filed a Form 211 with FINRA to facilitate trading of our stock in the over-the-counter market. On February 22, 2016, FINRA issued the Company its trading symbol of EWLL for trading on the over-the-counter market. The Company is also applying for DTC authorization.

Warrants

On January 24, 2015, the Company authorized the issuance of 400,000 warrants that were issued as part of a consulting agreement extension that expired on October 21, 2015. The fair value of the warrants is $11,259 which was recorded as a prepaid expense and amortized over the life of the contract.

On April 9, 2015, the Company authorized the issuance of 771,658 warrants that were issued as part convertible debt totaling $270,080. The fair value of the warrants is $1,132.

On April 17, 2015, the Company authorized the issuance of 100,000 warrants that were issued as part of an advisory agreement. The fair value of the warrants was $1,296 which was expensed immediately

On May 20, 2015, the Company authorized the issuance of 250,000 warrants that were issued as part of an advisory services agreement. The fair value of the warrants is $4,598 and the Company recorded this as consulting expense.

On May 20, 2015, the Company authorized the issuance of 250,000 warrants that were issued as part of an advisory services agreement. The fair value of the warrants is $1,342 which was recorded as a prepaid expense and amortized over the life of the contract which expires May 20, 2016.

On May 30, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of a promissory note. The fair value of the warrants is $768.

On July 15, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of a promissory note. The fair value of the warrants is $310.

On August 26, 2015, the Company authorized the issuance of 150,000 warrants that were issued as part of the extension of a promissory note dated May 26, 2015. The fair value of the warrants is $300.

On September 16, 2015, the Company authorized the issuance of 750,000 warrants that were issued as part of three promissory notes. The fair value of the warrants is $1,513.

On October 11, 2015, the Company authorized the issuance of 500,000 warrants that were issued as part of an extension of promissory notes dated May 26, 2015 and July 15, 2015. The fair value of the warrants is $985.

On December 6, 2015, the Company authorized the issuance of 1,400,000 warrants that were issued as part of a promissory note. The fair value of the warrants is $2,800.

On December 7, 2015, the Company authorized the issuance of 250,000 warrants that were issued as part of a convertible note. The derivative liability for this note is $2,802 associated with these warrants was valued at $2,802. (See Note 12).

The following is a summary of the status of all of the Company’s warrants as of December 31, 2015 and changes during the period on that end date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2014	-	$-
Granted	625,237	$0.35
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2014	625,237	$0.35
Granted	5,121,658	$0.63
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2015	5,746,895	$0.60

For purpose of determining the fair market value of the warrants issued during the year ended December 31, 2015, we used the Black Scholes option valuation model. These valuations were done throughout the year at the date of issuance and not necessarily as of the reporting date. As there is no current market for the Company’s shares, we used $0.10 as the stock price at valuation date to be consistent with prior issuances and the stock prices of comparable companies to determine volatility. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$0.10
Exercise price of warrants	$.35 and .80
Dividend yield	0.00%
Years to maturity	2.5 – 5.0
Risk free rate	.75% - 1.93%
Expected volatility	63% - 88%

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

Note 11. Commitments, Contingencies

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

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining at this time the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. In light of the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors is Chief Marketing Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000 due by September 30, 2014. The parties entered into an addendum extending the due date of the license fee to December 31, 2014, another addendum extending it to July 1, 2015, another addendum extending it to October 31, 2015 and another addendum extending it to January 31, 2016. Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO platform; our director purchased the domain name on behalf of the Company and retains no rights to same. This agreement was paid by the year ended December 31, 2015.

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the year ended December 31, 2015, we have recorded this rent payment in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

On January 24, 2015 the Company extended a previous consulting and service agreement with a consultant from April 21, 2015 to October 20, 2015 for which the Company shall issue 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share. These shares were issued on April 9, 2015. Pursuant to this extension agreement, the Company was to pay $10,000 per month consulting fee beginning with February 1, 2015 through the end of the agreement. As discussed in Footnote 7 above, the full $100,000 consulting fees were rolled into a convertible note.

On February 14, 2015, the Company entered into a one-year agreement with BMT, Inc. as a consultant and advisor in connection with certain business development advisory. This agreement is on an at-will basis as determined by the Company in exchange for cash compensation to be invoiced monthly. The total compensation paid as of December 31, 2015 on this agreement is $11,950.

On February 23, 2015, the Company entered into a one-year agreement with a consultant in connection with certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock. These shares were issued on April 14, 2015.

On March 16, 2015, the Company extended a $20,000 licensing fee payment agreement with Bistromatics, Inc. pertaining to intellectual property utilized by the Company until July 1, 2015. The Company made an initial payment of $5,000 with the remaining fees to be to be paid on or before July 1, 2015. On August 11, 2015, the Company signed an addendum to the licensing agreement with Bistromatics to extend the payment of the licensing fee to October 31, 2015. On November 10, 2015, the Company signed an additional addendum to the licensing agreement with Bistromatics to extend the payment of the licensing fee to January 30, 2016. On December 9, 2015, the Company paid the remaining $15,000 due on this licensing agreement.

On April 1, 2015, the Company entered into an Operating Agreement with Evolution Physical Therapy (“EPT”), a company owned by one of the Company’s officers, wherein it is agreed that EPT would be able to operate the Company’s telemedicine platform www.PHZIO and offer it to selected physical therapy patients of EPT. The Company is to receive 75% of the net insurance reimbursements from the patient for use of the platform. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments – computer equipment, office or facilities rental payments, physical therapist or physical therapy assistant, administrative staff, patient induction equipment, office supplies, utilities and other associated operating costs. It is anticipated that the operation of the platform by EPT will generate positive cash flow within 90 days from the start of patient induction.

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

On May 30, 2015, the Company received $25,000 in consideration for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. The fair value of the warrants is $768. On August 26, 2015, the Company extended the due date of this note for an additional 90 days. As an inducement for the extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $158. On October 11, 2015, the Company extended a second time the due date of this note for an additional 90 days. As an inducement for the extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share and a Risky Loan Fee of $6,250. The fair value of the warrants is $300. The Risky Loan Fee was amortized over the term of the second extension. For the year ended December 31, 2015, the Company recorded $1,759 of interest expense for this note. On December 14, 2015, the Company paid the principal of this note to the note holder. The accrued interest was rolled into another note payable dated December 6, 2015. See below.

On July 15, 2015, the Company received $18,000 in consideration for a 90-day Promissory Note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $310. On October 5, 2015, the Company extended the payment due date of this note for 90 days. As an inducement for this extension, the Company issued 150,000 warrants to purchase Company common stock at $.80 per share and a Risky Loan Fee of $4,500. The fair value of the warrants is $300. The Risky Loan Fee was amortized over the term of the extension. For the year ended December 31, 2015, the Company recorded $1,003 of interest expense for this note. On December 14, 2015, the Company paid $3,822 of the principal to the note holder. The remaining principal and accrued interest was rolled into another note payable dated December 6, 2015. See below.

On August 6, 2015, the Board of Directors appointed Ms. Rochelle Pleskow as the seventh member of the Board of Directors, effective immediately. Ms. Pleskow is the current head of Healthcare Informatics at HP, and the Board is confident that Ms. Pleskow can add value to the Company’s PHZIO platform through helping to create better patient outcome data. The Company agreed to pay Ms. Pleskow $2,000 per month fees, which shall accrue as of July 1, 2015 and be paid upon the first closing of our next financing. She shall also be eligible to receive any other benefits that are offered to other directors.

On September 16, 2015, the Company received $22,500 in consideration for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky note fee of $5,625 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 450,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $908. For the year ended December 31, 2015, the Company recorded $823 of interest expense. The remaining principal and accrued interest was rolled into another note payable dated December 6, 2016, See below.

On September 16, 2015, the Company received $12,500 in exchange for a 90-day Promissory Note at an interest rate of 12% per annum plus a Risky Note Fee of $3,125 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 250,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $504. For the year ended December 31, 2015, the Company recorded $457 of interest expense for this note. The principal and accrued interest on this note was paid on December 14, 2015.

On September 16, 2015, the Company received $2,500 in consideration for a 90-day Promissory Note at an interest rate of 12% per annum plus a risky loan fee of $625 which is being amortized over the term of the loan. As an inducement for this promissory note, the Company issued 50,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $101. For the year ended December 31, 2015, the Company recorded $91 of interest expense for this note. The principal and accrued interest on this note was paid on December 14, 2015.

On December 6, 2015, the Company entered into a 90-day Promissory Note at an interest rate of 12% per annum. This note is from the unpaid principal and accrued interest on the promissory notes dated May 27, 2015, July 15, 2015, September 16, 2015, and October 11, 2015. The Company had paid the note holder $28,223 for principal on these notes. The note is payable within three days of the Company receiving $500,000 or more from its current Private Placement. As an inducement for this promissory note, the Company issued 1,400,000 warrants to purchase Company common stock at $.80 per share and a risky loan fee of $17,500. The risky loan fee is to be amortized over the term of the loan. The fair value of the warrants is $2,800. For the year ended December 31, 2015, the Company recorded $715 of interest expense for this note.

On December 11, 2015 the Company entered into a convertible note with Firstfire Global Opportunities Fund, LLC for $275,000 in principal amount with a 10% original issue discount, and a 5 year warrant to purchase 250,000 shares of common stock of the Company with an exercise price of $0.80 per share. The note matures on June 2, 2016 and shall carry an interest of 8% per annum on the unpaid balance and overdue interest or principal balances shall carry an interest of 15% per annum until paid. It is an unsecured note with priority over existing and future debt. The note is convertible into common stock at the buyer’s discretion at 75% of the lowest per share financing transaction following the closing date. nder the terms of the note the Company shall be considered in default if the Company fails to obtain a listing of its Common Stock on at least one of OTCBB, OTCQB, Nasdaq or NYSE within 90 days of the note date or fails to maintain the listing of its Common Stock; the Company fails to comply with the reporting requirements of the 1934 Act and/or ceases to be subject to the reporting requirements of the 1934 Act; the restatement of any financial statements for any date or period from 2 years prior to the date of the note and until this note is no longer outstanding resulting in a material adverse effect on the rights of the note holder; the DTC places a “chill” on any of the Company’s securities; the Company’s common stock becomes not eligible for trading through the DTC’s FAST Automated Securities Transfer or Deposit/Withdrawal at Custodian programs; the Company fails to raise at least $1,000,000 in a Primary Offering within 120 days following the List Date; the Company fails to appoint VStock Transfer LLC as the transfer agent for its common stock within 30 days of Listing Date. For the year ended December 31, 2015, the Company recorded $1,467 of interest expense on this note.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 12. Derivative Valuation

The warrants granted with the $275,000 senior convertible promissory note (the “Note”) issued on December 7, 2015 (described in Note 7) have a Most Favored Nation clause resulting in the exercise price of the warrants not being fixed. Therefore, this feature has been characterized as a derivate liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. At December 31, 2015, the outstanding fair value of the warrants accounted for as a derivative liability amounted to $2,802. As of December 31, 2015. no gain or loss was recognized in the statement of operations as the change in valuation from inception was clearly trivial to the financial statements.

For purposes of determining the fair market value of the derivative liability for the warrants, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.10
Exercise price of warrants	$.80
Risk free interest rate	1.67%
Stock volatility factor	62.82%
Years to Maturity	5
Expected dividend yield	None

Note 13. Supplemental Cash Flow Information

During the year ended December 31, 2015, the Company had the following non-cash investing and financing activities:

●	Accrued interest of $3,848 and $3,980 was rolled into short-term notes and convertible debt, respectively.

●	$20,000 of short-term notes was transferred to convertible debt.

●	Issued 4,121,658 warrants valued at $7,666 as incentive for lenders to enter debt agreements.

●	Increased derivative liability and debt discount by $2,802 for warrant issued debt.

●	Increased debt discount by $44,189 for the value of the cash conversion feature on debt.

●	Increased debt discount by $25,000 for an Original Issue Discount on debt.

●	Increased debt discount by $10,000 for debt issuance costs.

●	Issued $5,000 of stock as incentive for a lender to enter a debt agreement.

●	Agreed to pay $40,125 and $5,000 in risky loan fees on short-term notes and convertible debt, respectively.

●	Transferred $6,500 from account payable to short term notes.

●	Issued 1,239,538 shares of common stock valued at $433,839 for the extinguishment of $410,917 worth of debt and $22,922 worth of accrued interest.

●	Issued 540,000 warrants for services valued at $17,199, of which $599 was recorded as a prepaid and $61,640 was recorded as warrants for services.

●	Issued 460,000 shares of common stock valued at $45,540, of which $1,000 was recorded as a prepaid and $45,000 was recorded as stock for services.

Note 14. Segment Reporting

The Company has one operating segment, which was identified based upon the availability of discrete financial information and the chief operating decision makers’ regular review of financial information.

Note 15. Subsequent Events

On January 25, 2016, HJ Associates & Consultants, LLP, doing business as HJ & Associates, LLC (“HJ”), associated with an asset acquisition by Haynie & Company, resigned as the independent registered public accounting firm for eWellness Healthcare Corporation (the “Company”). On January 26, 2016, the Company engaged Haynie & Company (“Haynie”), Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from HJ to Haynie was approved unanimously by our board of directors.

On February 26, 2016, the Board of the Directors approved termination with First American Stock Transfer (“First American”), the transfer agent for our common stock. On February 29, 2016, we sent a termination notice to First American.

On February 26, 2016, the Board of Directors approved engagement with VStock Transfer, LLC (“VStock”) as new transfer agent for our common stock, effectively immediately. The common stock records were transferred to VStock on March 9, 2016.

On February 29, 2016, a convertible promissory note issued on December 24, 2015, with a principal value of $69,500 plus accrued interest of $10,031 was converted to 227,232 shares of common stock at $.35 per share.

On March 18, 2016, the Board of Directors approved three separate consulting agreements with three separate consulting firms that were signed on January 20, March 3, and March 11, 2016. The agreements included the issuance authorization of a total 450,000 shares.

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

On January 25, 2016 (“Resignation Date”), HJ & Associates (“HJ”) resigned as our independent registered public accounting firm associated with an asset acquisition with Haynie and Company (“Haynie”) On January 26, 2015, the Company engaged Haynie to replace HJ as our independent registered public accounting firm. The engagement of Haynie was approved by the Company’s board of directors.

There were no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of HJ, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2015, our internal control over financial reporting was not effective:

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

Management has reviewed the financial statements and underlying information included herein in detail and believes the procedures performed are adequate to fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B: OTHER INFORMATION

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers as of March 18, 2016.

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

Name	Age	Position(s)
Darwin Fogt	41	President, Chief Executive Officer and Member of the Board of Directors
David Markowski	55	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	60	Chairman and Secretary
Curtis Hollister	42	Chief Technology Officer and Member of the Board of Directors
Douglas Cole	59	Member of the Board of Directors
Brandon Rowberry	41	Member of the Board of Directors
Rochelle Pleskow	55	Member of the Board of Directors

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

Rochelle Pleskow, Director. From 2010 through 2014, Ms. Pleskow served as the Chief Healthcare Information Officer for Hewlett Packard. She developed the framework of healthcare analytics platform, which encompasses quality improvement, outcomes analysis, patient safety, operational analytics, clinical informatics, physician performance, and regulatory compliance monitoring for health plans, hospitals and physicians. From 2008 through 2010, she acted as a senior consultant to various companies on healthcare policy and procedures including acting as an advisor for ASP model start-up, whose business included a HIPAA/HL7 and PCI compliant processing tool, which verifies a patient’s insurance coverage, accurately calculates out-of-pocket costs, and processes payments in one system and at the time of service. This model improves revenue cycle management as it accelerates the collection of patient payments. From 2007 through 2008, she was Director of business Architecture for Blue Shield of California, where she developed the business framework and core elements of a large scale IT systems implementation to increase competitive advantage for Blue Shield of California. Re-engineered core business processes in Health Services Division in order to modernize the technology.

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

Rochelle Pleskow. Ms. Pleskow holds a vast knowledge base on healthcare informatics and the scaling of various technology implementations at selected large scale technology and healthcare companies and is anticipated to be a good addition to its board of directors as the Company implements its anticipated white label program to physical therapy clinics through the U.S. marketplace.

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

Corporate Governance and Director Independence

Presently, we are not currently listed on a national securities exchange or in an inter-dealer quotation system and therefore are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to comply with the rules of NASDAQ. The board of directors will also consult with counsel to ensure that the boards of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. Nasdaq Listing Rule 5605(a)(2) defines an “independent director” generally as a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Douglas Cole, Mr. Rowberry and Ms. Pleskow would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, Mr. Cole qualifies as “independent” under Nasdaq Listing Rules applicable to board committees.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended December 31, 2015, all such forms were filed [confirm].

ITEM 11: EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2015 and 2014, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000. Prior to the Share Exchange, which closed in April 2014, we did not pay our sole officer any compensation nor did we have an employment agreement.

Following the Share Exchange, we do not currently have any formal employment salary arrangement with any of or new officers. However, the Board determined that the following salaries shall be recorded and accrued on a monthly basis as contributed capital and compensation for the following individuals for the services they provide to us:

After 1-1-14, but before profitability

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

Upon the appointment of Ms. Pleskow (a non-employee director) in August 2015, we agreed to pay her $2,000 per month, which shall accrue as of July 1, 2015 and be paid upon the first closing of our next financing. She shall also be eligible to receive any other benefits that are offered to other directors.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2015.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 28, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 28, 2016, we had 18,847,770 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Darwin Fogt	3,750,000	(1)	19.9%
David Markowski	1,100,000		5.8%
Douglas MacLellan	3,750,000		19.9%
Curtis Hollister	1,950,000		10.3%
Douglas Cole	200,000		1.1%
Brandon Rowberry	200,000		1.1%
Rochelle Pleskow	0		0%
All officers and directors as a group (6 persons)	10,950,000		58.1%
J.F.S. Investments, Inc. (2)	950,000		5.0%
Evolution Physical Therapy, Inc. (3)	1,000,000	(1)	5.3%
Summit Capital USA, Inc. (4)	1,579,002	(5)	8.4%

(1)	This includes 1,000,000 shares held by Evolution Physical Therapy, Inc., which is owned by Mr. Fogt.

(2)	Joseph Salvani is the President and the sole indirect owner of, and controls, J.F.S. Investments, Inc.

(3)	Darwin Fogt is the President and the sole indirect owner of, and controls, Evolution Physical Therapy, Inc.

(4)	This amount includes: (i) 1,274,002 shares held by Summit Capital USA, Inc. (“Summit USA”), which is beneficially owned as follows: 50% owned by Summit Capital Corp. (“Summit Corp.”), 2 Anthony Henday Center, 4914-55 St., Red Deer, AB, Canada T4N 2J4 (Summit Corp. is beneficially owned by Gregg C.E. Johnson and Cheryl L. McRobbie-Johnson); 50% owned by Gregg C.E. Johnson. Mr. Johnson has voting and dispositive control over the securities held by Summit Capital USA, Inc. Mr. Johnson disclaims beneficial ownership of our common stock owned by Summit Capital USA, Inc. except to the extent of his pecuniary interest in such company; (ii) and, (iii) 305,000 shares Mr. Johnson owns directly.

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

Related Party Debt: Prior to the closing of the Share Exchange through the year ended December 31, 2015, a related party, a company in which our former Secretary-Treasurer and CFO also served as CFO, paid $91,271 on behalf of the Company. The amount outstanding as of December 31, 2015 and December 31, 2014 were $43,717 and $56,156, respectively. During the year ended December 31, 2015, the Company recorded $3,921 imputed interest on the amount owed to the related party. The debt remains a Company liability, which is to be repaid when the Company has sufficient capital to do so and there is no specific time frame within which such repayment must be made.

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

Programming Agreement: On or about June 23, 2014, we entered into a license agreement with Bistromatics Corp., to which one of our directors, Curtis Hollister, is Chief Marketing Officer, pursuant to which we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000; $2,000 of which was due upon execution, $5,000 of which is due on August 1, 2014 and the $13,000 balance is due by September 15, 2014. The parties entered into an addendum extending the due date of the $20,000 license fee to December 31, 2014 and another addendum extending it to July 1, 2015, another addendum extending it to October 31, 2015 and another addendum extending it to January 31, 2016 . Intellectual property developed as a result of this license, will be our property; but Bistromatics will retain the intellectual property for the original code base. We may resell or license the resulting telemedicine platform for an extended license fee of $10,000 for each additional instance the code base will be used. Through this agreement, Bistromatics Corp. built our PHZIO platform; Mr. Hollister purchased the domain name on behalf of the Company and retains no rights to same. This agreement was paid by the year ended December 31, 2015.

Operating Agreement: On April 1, 2015, we entered into an Operating Agreement with EPT (a company owned by our CEO), wherein we agreed that EPT would be able to operate our telemedicine platform www.PHZIO and offer it to selected physical therapy patients of EPT. We shall receive 75% of the net insurance reimbursements from the patient for use of the platform. We will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments – computer equipment, office or facilities rental payments, physical therapist or physical therapy assistant, administrative staff, patient induction equipment, office supplies, utilities and other associated operating costs. It is anticipated that the operation of the platform by EPT will generate positive cash flow within 90 days from the start of patient induction.

Office Space: The Company rents its Culver City, CA office space from Evolution Physical Therapy (“Evolution”), a company owned by our CEO. Evolution has agreed contribute the annual rent for the year ended December 31, 2015 towards founding eWellness and its operations; the market value of such rent is $500 per month. During the year ended December 31, 2015, the Company recorded rent expense in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Research and Development: The officers of the Company from time to time charge the Company for research and development services. During the years ended December 31, 2015 and December 31, 2014, the expenses for these service were $0 and $30, respectively.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie and Company and HJ Associates & Consultants, LLP for the fiscal years ended December 31, 2015 and 2014.

		2015		2014

Audit Fees		$74,000		$31,000
Audit-Related Fees		10,000		-
Tax Fees		-		-
All Other Fees		-		-
Total	$	[ ]	$	[ ]

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

Change in Auditor

On January 25, 2016 (“Resignation Date”), HJ Associates & Consultants, LLP, doing business as HJ & Associates, LLC (“HJ”), associated with an asset acquisition by Haynie & Company, resigned as the independent registered public accounting firm for the Company. On January 26, 2016, the Company engaged Haynie & Company (“Haynie”), Salt Lake City, Utah, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from HJ to Haynie was approved unanimously by our board of directors.

The reports of HJ on the Company’s financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Haynie concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Haynie & Company as our independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Name/Identification of Exhibit

3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Amended and Restated Share Exchange Agreement among eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), Andreas A. McRobbie-Johnson, eWellness Corporation and its shareholders dated April 30, 2014. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2014)

10.2	Promissory Note (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 2, 2014)

10.3	Supply and Distribution agreement with Millennium Healthcare, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on June 25, 2014)

10.4	Licensing Agreement between the Company and Physical Relief Telemedicine and Technology Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed on June 25, 2014)

10.5	License Agreement between the Company and Bistromatics Corp. (Incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed on June 25, 2014)

10.6	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2015)

10.7	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2015)

10.8	Form of Series A Warrant Agreement(Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2015)

10.9	Form of Registration Rights Agreement(Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)

10.10	Form of Security Agreement(Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)

10.11	2015 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 6, 2015)

14.1	Code of Ethics Conduct (Incorporated by reference to Exhibit 14.1 to the Form 8-K filed on May 6, 2014)

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: March 30, 2016
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	March 30, 2016
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	March 30, 2016
David Markwoski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	March 30, 2016
Brandon Rowberry

/s/ Douglas Cole	Director	March 30, 2016
Douglas Cole

/s/ Curtis Hollister	Director	March 30, 2016
Curtis Hollister

/s/ Douglas MacLellan	Director	March 30, 2016
Douglas MacLellan

/s/ Rochelle Pleskow	Director	March 30, 2016
Rochelle Pleskow

