Form 10-Q
period 2016-03-31
eWELLNESS HEALTHCARE Corp
filed 2016-05-12
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 12, 2016 was 18,697,770 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,582	$41,951
Prepaid Expenses	42,824	4,053

Total current assets	56,406	46,004

Property & equipment, net	5,543	5,964
Intangible assets, net	19,123	19,862

TOTAL ASSETS	$81,072	$71,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$354,693	$248,305
Accounts payable - related party	50,362	43,717
Accrued expenses - related party	49,226	33,090
Accrued compensation	767,000	677,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	261,727	309,945
Derivative liability	2,802	2,802
Short term note and liabilities	112,048	71,605

Total current liabilities	1,687,858	1,476,464

Total Liabilities	1,687,858	1,476,464

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 18,697,770 and 18,170,538 issued and outstanding, respectively	18,698	18,171
Shares to be issued	10,000	-
Additional paid in capital	2,246,311	2,033,383
Accumulated deficit	(3,881,795)	(3,456,187)

Total Stockholders’ Deficit	(1,606,786)	(1,404,634)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,072	$71,830

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING EXPENSES
Executive compensation	$190,633	$186,000
General and administrative	51,526	34,588
Professional fees	111,288	90,394

Total Operating Expenses	353,447	310,982

Loss from Operations	(353,447)	(310,982)

OTHER INCOME (EXPENSE)
Gain on extinguishmment of debt	-	11,323
Interest expense, related parties	(897)	(1,078)
Interest expense	(71,264)	(16,142)

Net Loss before Income Taxes	(425,608)	(316,879)

Income tax expense	-	-

Net Loss	$(425,608)	$(316,879)

Basic and diluted (loss) per share	$(0.02)	$(0.02)

Basic and diluted weighted average shares outstanding	18,352,696	16,740,778

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net loss	$(425,608)	$(316,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,160	950
Contributed services	96,000	97,500
Shares issued for consulting services	-	9,389
Imputed interest - related party	897	1,078
Option expense	4,633	-
Interest on debt extension	22,494	7,153
Amortization of debt discount to interest expense	37,470	8,726
Rent contributed by officer	1,500	-
Changes in operating assets and liabilities
Advances - related parties	-	7,054
Prepaid expense	1,329	16,074
Accounts payable and accrued expenses	118,974	(34,880)
Accounts payable - related party	6,645	(13,100)
Accrued expenses - related party	16,137	(5,105)
Accrued compensation	90,000	85,000

Net cash used in operating activities	(28,369)	(137,040)

Cash flows from investing activities
Purchase of equipment	-	(4,207)
Net cash used in investing activities	-	(4,207)

Cash flows from financing activities
Convertible loan payable proceeds	-	20,000
Common stock subscribed	-	146,100

Net cash provided by financing activities	-	166,100

Net increase in cash	(28,369)	24,853

Cash, beginning of period	41,951	900

Cash, end of period	$13,582	$25,753

Supplemental Information:
Cash paid for:
Taxes	$-	-
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

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

The eWellness strategy as a first-to-market enterprise in the Physical Therapy based telemedicine industry is to deliver a telemedicine physical therapy service augmenting corporate wellness programs and also expand nationally through a Software as a Service (SaaS) business model that enables existing physical therapy practices to extend their offerings via our telemedicine solution. Our objective is to provide Distance Monitored Physical Therapy (PHZIO) Programs to pre diabetic, cardiac and health challenged patients and knee and hip surgery rehabilitation. For corporate wellness programs, our services are designed to deliver significant healthcare savings to the company while charging a very small relative incremental cost.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

For financial reporting purposes, the Share Exchange represents a “reverse merger” rather than a business combination. Consequently, the transaction is accounted for as a reverse-merger and recapitalization. eWellness Corporation is the acquirer for financial reporting purposes and Dignyte, Inc. is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the transactions are those of eWellness Corporation and are recorded at the historical cost basis of eWellness

Corporation,and the consolidated financial statements after completion of the transaction include the assets, liabilities and operations of eWellness Healthcare Corporation, and eWellness Corporation from the closing date of the transaction. Additionally all historical equity accounts and awards of eWellness Corporation, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the transaction.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended March 31, 2016 and March 31, 2015 is unaudited. The balance sheet as of December 31, 2015 is derived from audited financial statements of eWellness Healthcare Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Going Concern

For the period ended March 31, 2016, the Company has no revenues and no operations. The Company has an accumulated loss of $3,881,795. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

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

As of March 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$2,802	$-	$-	$2,802
Total liabilities measure at fair value	$2,802	$-	$-	$2,802

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity to the Company of three months or less.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has no common stock equivalents and has incurred losses for the periods ended March 31, 2016 and 2015, no dilutive shares are added into the loss per share calculations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified date. The Company has elected to the early adoption of ASU 2015-03 that simplifies the presentation of debt issuance costs. The Company had previously used the methodology in this standard and has adopted the pronouncement for current and future debt instruments.

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $8,421 and $8,421 less accumulated depreciation of $2,878 and $2,457 at March 31, 2016 and December 31, 2015, respectively. Depreciation expense was $421 for the three months ended March 31, 2016 and $211 for the three months ended March 31, 2015, respectively.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $24,770 less accumulated amortization of $5,647 and $4,908 for the periods ended March 31, 2016 and December 31, 2015, respectively. For the periods ended March 31, 2016 and March 31, 2015, the amortization expense recorded was $739 and $739, respectively.

Note 5. Related Party Transactions

Through the period ended March 31, 2016, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $96,831 on the Company’s behalf for various operating expenses. The amount outstanding as of March 31, 2016 and December 31, 2015 was $50,362 and $43,717, respectively. The Company recorded $897 and $1,078 imputed interest on the amount owed to the related party based on an interest rate of 8% for the three months ended March 31, 2016 and March 31, 2015, respectively.

During 2014, the Company entered into a license agreement with a programming company in which one of our directors is Chief Marketing Officer. Through the licensing agreement, we obtained a perpetual license to use the programming code created by a video management platform as a base to develop our telemedicine video service for a license fee of $20,000. The license fee is recorded as an Intangible Asset and Accounts Payable on the Balance Sheet at March 31, 2016 and December 31, 2015.

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

The officers of the Company incur business expenses on behalf of the Company. The amounts outstanding as of March 31, 2016 and December 31, 2015 were $49,226 and $33,090, respectively.

Note 6. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

At March 31, 2016 and December 31, 2015, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

The Company does not identify any material uncertain tax positions of the Company on returns that have been filed or that will be filed. The Company has not had operations and has deferred items consisting entirely of unused Net Operating Losses. Since the Company does not believe that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended March 31, 2016, and March 31, 2015, the Company did not recognize nor accrue for any interest or penalties.

Note 7. Non-Convertible Notes Payable

On March 14, 2016, the Company issued a 45-day promissory note to a shareholder of $112,550 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, and December 6, 2015. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on May 1, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the period ended March 31, 2016, the Company recorded $2,470 of interest expense for this note.

Note 8. Convertible Notes Payable

On February 20, 2016, a convertible promissory note with the principal value of $69,500 was converted to 227,332 shares of common stock at a conversion price of $.35 per share. The warrants associated with this note were not exercised. See Note 9 below – Equity Transactions.

Note 9. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of March 31, 2016.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

On January 20, 2016, the Company authorized the issuance of 50,000 shares for consulting services for a value of $5,000 that is being amortized over twelve months.

On February 29, 2016, the Company authorized the issuance of 227,232 shares for conversion of convertible debt of $69,500.

On March 3, 2016, the Company authorized the issuance of 100,000 shares for consulting services for a value of $10,100 that is being amortized over six months.

On March 11, 2016, the Company authorized the issuance of 150,000 shares for consulting services for a value of $15,000 that is being amortized over twelve months.

Stock Options

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

On February 19, 2016, the Board of Directors authorized the issuance of stock options under this plan to selected employees, directors and consultants. The stock options vest immediately upon the grant date and authorize the recipient to purchase shares of common stock at $.80 per share within five years of the grant date.. The Company valued the issuance of these warrants using the Black Scholes valuation model assuming a 2.0% risk free rate and an 61.4% volatility. At March 31, 2016, the vested value of the options was $4,633. This was recorded as compensation expense.

The following is a summary of the status of all Company’s stock options as of March 31, 2016 and changes during the three months ended on that date:

	Number	Weighted
	of Stock Options	Average Exercise Price
Oustanding at January 1, 2016	0	$-
Granted	2,850,000	$0.80
Exercised	0	$-
Cancelled	0	$-
Outstanding at March 31, 2016	2,850,000	$0.80
Options exercisable at March 31, 2016	2,850,000	$0.80

Warrants

On March 14, 2016, the Company authorized the issuance of 400,000 warrants that were issued as part of the extension of a promissory note dated December 6, 2015. The fair value of the warrants is $794.

The following is a summary of the status of all of the Company’s warrants as of March 31, 2016 and changes during the three months ended on that date:

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2015	609,533	$0.35
Granted	5,021,658	$0.63
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2015	5,631,191	$0.61
Granted	400,000	$0.80
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2016	6,031,191	$0.62

For purpose of determining the fair market value of the warrants and options issued during the three months ended March 31, 2016, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessary as of the reporting date. As there is no current market for the Company’s shares, we used $0.10 as the stock price at valuation date to be consistent with prior issuances and the stock prices of comparable companies to determine volatility. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$0.10
Exercise price of warrants	$.35 and .80
Dividend yield	0.00%
Years to maturity	2.5
Risk free rate	2.0%
Expected volatility	61%

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

Notes to Condensed Financial Statements

(unaudited)

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

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

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the period ended March 31, 2016, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

On May 20, 2015, the Company entered into an agreement with Mavericks Capital Securities LLC (“Mavericks”). The term of the contract begins on the effective date and can be terminated within 30 days upon written notice by either party. The Company is to pay Mavericks a monthly retainer fee of $10,000 that is deferred until the Company raises $250,000 in new investor funds from the effective date. In addition, the Company granted Mavericks 250,000 warrants to purchase Company common stock at $.35 per share. On September 28, 2015, the Company and Mavericks entered into an amendment to the consultant agreement pursuant to which Mavericks will also assist the Company in the acquisition of new customers, for which the Company shall pay Mavericks 10% of the revenue received by the Company, net of any pass through costs, from any such customers introduced to the Company by Mavericks; payment shall be made upon the Company’s receipt of such revenues. In the amendment, the parties also further clarified the definition of Customer Acquisition.

On January 20, 2016, the Company entered into a one year agreement with a consulting firm to provide marketing and financial media awareness services. Compensation for this agreement is the issuance of 100,000 shares of common stock – 50,000 were issued at the signing of the agreement and the other 50,000 are to be issued in July, 2016. The value of these shares is $5,000 for each issuance which is being amortized over the term of the contract.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

On February 1, 2016, the Company entered into a six month agreement with a consulting firm for services including introductions to brokers, investment bankers, market makers and business development opportunities. Compensation for his agreement is the issuance of 100,000 shares of common stock. The value of these shares is $10,000 and is being amortized over the term of the contract. At the end of the period ending March 31, 2016, the shares had not yet been issued.

On March 3, 2016, the Company entered into a six month agreement with a consulting firm for management consulting, business advisory and public relations services. Compensation for this agreement is the issuance of 100,000 shares of common stock for the purchase price of $100 and a $2,500 monthly fee that is to be accrued and not payable until the Company closes a qualified financing.

On March 14, 2016, the Company entered into a 45-day Promissory Note Extension at an interest rate of 12% per annum. As an inducement for this extension of previous promissory notes, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the period ended March 31, 2016, the Company recorded $629 of accrued interest for this note.

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

Note 12. Derivative Valuation

The warrants granted with the $275,000 senior convertible promissory note (the “Note”) issued on December 7, 2015 have a Most Favored Nation clause resulting in the exercise price of the warrants not being fixed. Therefore, this feature has been characterized as a derivate liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. At March 31, 2016, the outstanding fair value of the warrants accounted for as a derivative liability amounted to $2,802. As of March 31, 2016, no gain or loss was recognized in the statement of operations as the change in valuation from inception was clearly trivial to the financial statements.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 13. Subsequent Events

On April 13, 2016, we entered into a one-year renewable advisory agreement with Dan Mills, MPT to become the Company’s chairman of the to-be-formed committee known as the eWellness Physical Therapy Clinical Advisory Board and to act as the Company’s national spokesperson at the American Physical Therapy Association (“APTA”).

As inducement for Mr. Mills to enter the Agreement, we agreed to issue to 250,000 immediately vesting common stock purchase warrants at a price of $1.00 per share. The common stock underlying the Warrants has piggy-back registration rights. In addition, 10,000 shares of common stock are to be issued to Mr. Mills upon the signing of the Agreement. Per the agreement Mr. Mills will receive $0.50 cents per PHZIO session that an APTA members uses, $500 per month in consulting fees and $2,500 paid within ten days of signing the Agreement.

On May 2, 2016, the Company entered into a 45-day Promissory Note Extension at an interest rate of 12% per annum. As an inducement for this extension of previous promissory notes, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three-months ended March 31, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

THE COMPANY

Business Overview

Our business model is to license our PHZIO (“PHZIO”) telemedicine platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program.

As shown in the financial statements accompanying this Quarterly Report, the Company has had no revenues to date and has incurred only losses since its inception. The Company has operations currently only in Culver City, California and has been issued a “going concern” opinion from our accountants, based upon the Company’s reliance upon the sale of our common stock as the sole source of funds for our future operations.

The Company’s operations and corporate offices are located at 11825 Major Street Culver City, CA, 90230, with a telephone number of (310) 915-9700.

The Company’s fiscal year end is December 31.

Plan of Operations

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. All treatment revenue for the first quarter of 2016 was reimbursed to EPT, but was not sufficient to generate sales for the Company. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the second or third quarters of 2016.

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

Patient program adherence in 2015 was nearly 85 percent due to the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

Additional Treatment Protocols: The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms are anticipated to be released in the second quarter of 2016 include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These two programs are anticipated to be followed by woman’s health and geriatric programs by the end of the third quarter of 2016.

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

Our PHZIO platform, including: design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had great success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinics in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He is able to recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

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

We have developed various key performance indicators that we anticipate using to assess our business after we on-board third party PT licensees later in the year:

Before even launching, we have received a high indication of interest in our service. We think the demand is warranted, but recognize that in the early stages of our services, we may experience bottlenecks in our ability to meet the demand for same. Under this type of environment it is critical to maintain awareness of the Company’s operational budget goals and how they are being met in our attempts to address demand. Because the Company is “early stage” and launching with a minimum of capital, monitoring cash flow on a constant basis will be essential to growth.

During the third quarter of 2015, we pivoted our business model to focus on licensing our PHZIO platform to any physical therapy clinics in the U.S. and or to have large scale employers use our platform as a corporate wellness program. The Physical Therapy industry has remained disconnected and unscalable throughout the technological revolution of the past twenty years. Over 200,000 Physical Therapists are limited to one-on-one patient treatments within a traditional clinic setting. The Physical Therapy industry measures $33 Billion in size with over 270 Million one-on-one treatments delivered annually. This technology gap and market size is the opportunity that the Company is focused on with the recent launch of its PHZIO telemedicine platform.[1]

1 Sources: Harris Williams & Co., Physical Therapy Market Overview, Feb 2014 IBIS World, Physical Therapists in the US (Report 62134), May 2015

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

Through our Cooperative Operating Agreement with Evolution Physical Therapy (“EPT”) their Marina del Rey, California patient induction office (“PIO”) is effectively a laboratory for us to support the licensing of our platform to the entire Physical Therapy (“PT”) industry. In April we moved the PIO to EPT’s Culver City location as we could not extend the lease at that location. Active PT licensing of our PHZIO platform is anticipated to begin in the second quarter of 2016. We have also developed a separate vertical for our PHZIO platform that focuses on the marketing of our platform as a robust Corporate Wellness program. Active marketing to the large scale employers in the Los Angeles area began in the October 2015 with the expectation of beginning at least pilot program for our Corporate Wellness program during the second quarter of 2016.

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

The Company intends to close on a private financing of up to $2.5 million by the end of the second quarter of 2016, pursuant to Rule 506 (c) promulgated pursuant to the Securities Act of 1933, as amended, although there can be no guarantee we will receive any such financing.

Results of Operations for the three months ended March 31, 2016 and March 31, 2015.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended March 31, 2016 were $353,447 compared to $310,982 for the three months ended March 31, 2015. Operating expenses increased for the period primarily as a result of an increase in professional fees for consulting services.

Interest Expense.

Interest expense, including interest expense–related parties, was $72,161 and $17,220 for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase was related to costs of convertible debt with unrelated parties.

Net Loss

Net loss during the three months ended March 31, 2016 was $425,608 compared to $316,879 for the three months ended March 31, 2015. The increase in the net loss is a result of increased operating and interest expenses as discussed above.

Liquidity and Capital Resources

The Company had $13,582 and $42,951 cash as of March 31, 2016 and December 31, 2015, respectively.

Net cash used in operating activities was $28,369 for the three months ended March 31, 2016, compared to $137,040 for the three months ended March 31, 2015.

Net cash provided by financing activities during the three months ended March 31, 2016, was zero compared to $166,100 for the three months ended March 31, 2015.

We had not yet earned any revenues as of the period ending March 31, 2016. Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at March 31, 2016 of $81,072. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2015, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2016, the Company entered into a one year renewable advisory agreement with Dan Mills, MPT to become the Company’s chairman of the to-be-formed committee known as the eWellness Physical Therapy Clinical Advisory Board and to act as the Company’s national spokesperson at the American Physical Therapy Association (“APTA”).

As inducement to enter the Agreement, we agreed to issue to Mr. Mills 250,000 immediately vesting common stock purchase warrants at a price of $1.00 per share . The common stock underlying the Warrants has piggy-back registration rights. In addition, 10,000 shares of common stock are to be issued to Mr. Mills upon the signing of the Agreement. Per the Agreement, Mr. Mills will receive $0.50 cents per PHZIO session that an APTA members uses, $500 per month in consulting fees and $2,500 paid within ten days of signing the Agreement.

ITEM 2. EXHIBITS.

Exhibit No.	Description
3.1	Amended & Restated Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.2	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.3	Form of Series A Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.4	Form of Registration Rights Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5	Form of Security Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.6	Operating Agreement with Evolution Physical Therapy (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015)

10.7	Medical Advisory Agreement with Akash Bajaj M.D., M.P.H. (Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015)

10.8	Advisory Agreement *

31.1	Rule 13a-14(a)/15d-14(a) Principal Executive Officer Certification*

31.2	Rule 13a-14(a)/15d-14(a) Principal Financial and Accounting Officer Certification*

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)*

101.INS	XBRL INSTANCE DOCUMENT *

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

Date: May 12, 2016	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

