Form 10-Q
period 2016-06-30
eWELLNESS HEALTHCARE Corp
filed 2016-08-17
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on August 15, 2016 was 19,675,728.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$12,249	$41,951
Prepaid Expenses	1,616,202	4,053

Total current assets	2,027,262	46,004

Property & equipment, net	5,122	5,964
Intangible assets, net	18,385	19,862

TOTAL ASSETS	$1,651,958	$71,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$372,546	$248,304
Accounts payable - related party	49,702	43,717
Accrued expenses - related party	94,379	33,090
Accrued compensation	850,408	677,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	180,419	309,945
Derivative liability	782,944	2,802
Short term note and liabilities	103,673	71,605

Total current liabilities	2,524,071	1,476,463

Total Liabilities	2,524,071	1,476,463

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 10,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 19,377,770 and 18,170,538 issued and outstanding, respectively	19,378	18,171
Additional paid in capital	4,917,728	2,033,383
Accumulated deficit	(5,809,219)	(3,456,187)

Total Stockholders’ Deficit	(872,113)	(1,404,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,651,958	$71,830

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2016 and 2015

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

OPERATING EXPENSES
Executive compensation	181,367	186,000	372,000	372,000
General and administrative	63,643	62,284	115,169	96,872
Professional fees	727,543	149,668	838,831	240,062

Total Operating Expenses	972,553	397,952	1,326,000	708,934

Loss from Operations	(972,553)	(397,952)	(1,326,000)	(708,934)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	-	-	11,323
Loss on derivative liability	(505,142)	-	(505,142)	-
Interest expense, related parties	(1,032)	(879)	(1,929)	(1,957)
Interest expense	(448,697)	(35,249)	(519,961)	(21,391)

Net Loss before Income Taxes	(1,927,424)	(434,080)	(2,353,032)	(720,959)

Income tax expense	-	-	-	-

Net Loss	$(1,927,424)	$(434,080)	$(2,353,032)	$(720,959)

Basic and diluted (loss) per share	$(0.10)	$(0.03)	$(0.12)	$(0.04)

Basic and diluted weighted average shares outstanding	18,671,490	16,881,000	18,986,781	16,811,276

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(unaudited)

	For Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities
Net loss	$(2,353,032)	$(750,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,319	2,109
Contributed services	192,000	195,000
Shares issued for consulting services	-	24,222
Imputed interest - related party	1,929	1,956
Options expense	508,395	-
Interest on debt extension	62,933	-
Amortization of debt discount to interest expense	147,650	28,944
Warrants issued for services	-	22,592
Warrants issued for debt extension	780,142	-
Rent contributed by officer	3,000	-
Changes in operating assets and liabilities		-
Advances - related parties	-	7,054
Prepaid expense	127,451	(25,726)
Accounts payable and accrued expenses	136,829	20,108
Accounts payable - related party	5,985	(10,820)
Accrued expenses - related party	61,289	24,351
Accrued compensation	173,408	174,000

Net cash used in operating activities	(149,702)	(287,169)

Cash flows from investing activities
Purchase of equipment	-	(4,207)
Net cash used in investing activities	-	(4,207)

Cash flows from financing activities
Proceeds from issuance of common stock	120,000	270,080
Promissory note	-	25,000

Net cash provided by financing activities	120,000	295,080

Net increase (decrease) in cash	(29,702)	3,704

Cash, beginning of period	41,951	900

Cash, end of period	$12,249	$4,604

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of and for the periods ended June 30, 2016 and June 30, 2015 is unaudited. The balance sheet as of December 31, 2015 is derived from audited financial statements of eWellness Healthcare Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Going Concern

For the period ended June 30, 2016, the Company has no revenues. The Company has an accumulated loss of $5,809,219. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of June 30, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$782,944	$-	$-	$782,944
Total liabilities measure at fair value	$782,944	$-	$-	$782,944

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the period ended June 30, 2016, no dilutive shares are added into the loss per share calculations.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $8,421 and $8,421 less accumulated depreciation of $3,299 and $2,457 at June 30, 2016 and December 31, 2015, respectively. Depreciation expense was $842 for the six months ended June 30, 2016 and $632 for the six months ended June 30, 2015, respectively. Depreciation expense was $421 for the three months ended June 30, 2016 and $632 for the three months ended June 30, 2015.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets were $24,770 and $24,770 less accumulated amortization of $6,385 and $4,908 at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016 and June 30, 2015, the amortization expense recorded was $1,477 and $1,477, respectively. For the three months ended June 30, 2016 and June 30, 2015, the amortization expense recorded was $739 and $977, respectively.

Note 5. Related Party Transactions

Through the period ended June 30, 2016, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $101,171 on the Company’s behalf for various operating expenses. The amount outstanding as of June 30, 2016 and December 31, 2015 was $49,702 and $43,717, respectively. The Company recorded $1,929 and $1,956 imputed interest on the amount owed to the related party based on an interest rate of 8% for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

On April 1, 2015, the Company entered into an operating agreement with a physical therapy company (“EPT”) which is owned by the Company’s President and Chief Executive Officer. Through the agreement the Company agrees to provide operating capital advances in order for EPT to offer the Company’s PHIZIO platform to physical therapy patients. For accounting and tax purposes, the net profits or losses generated by EPT shall be allocated on a monthly basis. The Company will receive 75% of the net patient insurance reimbursements associated with the operation of the PHIZIO platform.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

The officers of the Company incur business expenses on behalf of the Company. The amounts outstanding as of June 30, 2016 and December 31, 2015 were $94,379 and $33,090, respectively.

Note 6. Income Taxes

The tax provision for interim periods is determined using an estimate of the Company’s effective tax rate for the full year adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company makes a cumulative adjustment.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

At June 30, 2016 and December 31, 2015, the Company had a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities, as it believes it is more likely than not that these benefits will not be realized.

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

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the periods ended June 30, 2016, and June 30, 2015, the Company did not recognize nor accrue for any interest or penalties.

Note 7. Non-Convertible Notes Payable

On March 14, 2016, the Company issued a 45-day promissory note to a shareholder of $112,550 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, and December 6, 2015. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on May 1, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the period ended June 30, 2016, the Company recorded $2,503 of interest expense for this note.

On May 2, 2016, the Company issued a 40-day promissory note to a shareholder of $131,399 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015 and March 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on June 10, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The debt discount calculation for the note resulted in the fair value of the warrants being $1,251,078 and $131,399 being allocated to the note. For the period ended June 30, 2016, the Company recorded $1,641 of interest expense for this note and $118,910 for debt discount interest.

On June 11, 2016, the Company issued a 30-day promissory note to a shareholder of $152,989 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016 and May 2, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on July13, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The debt discount calculation for the note resulted in the fair value of the warrants being $587,780 and $152,988 being allocated to the note. For the period ended June 30, 2016, the Company recorded $1,006 of interest expense for this note and $72,077 for debt discount interest. The note was renewed on July 14, 2016 as discussed in Note 12 – Subsequent Events.

Note 8. Convertible Notes Payable

On February 29, 2016, a convertible promissory note with the principal value of $69,500 was converted to 227,332 shares of common stock at a conversion price of $.35 per share. The warrants associated with this note were not exercised. See Note 9 below – Equity Transactions.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

On June 20, 2016, the holder of the promissory note dated December 7, 2015, extended the due date from June 10, 2016 to July 11, 2016. The lender additionally agreed to extend the date required to raise additional capital as set forth in the promissory note to July 11, 2016. In exchange for this extension the Company issued 100,000 warrants to purchase Company common stock at a purchase price of $1.00 per share. The fair value of the warrants is $111,792. The extension also stipulated payment of outstanding interest of $12,000 and extension fee of $13,000. These charges were paid on June 10, 2016. On July 12, 2016, the note was extended as discussed in Note. 12 – Subsequent Events.

Note 9. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of June 30, 2016.

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

During the six months ended June 30, 2016, the Company issued 860,000 shares of common stock for consulting services. The weighted average price of these shares was $2.023. The value of the shares are being amortized over the life of the contracts that are from six to twelve months.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

On June 2, 2016, the Company sold 120,000 shares of common stock upon receipt of $120,000 cash.

As of the period ended June 30, 2016, the Company has 19,377,770 shares of common stock issued and outstanding.

On February 22, 2016, the Company received the common stock trading symbol of EWLL.

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

On February 19, 2016, the Board of Directors authorized the issuance of stock options under this plan to selected employees, directors and consultants. The 2,850,000 stock options vest immediately upon the grant date and authorize the recipient to purchase shares of common stock at $.80 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .84% risk free rate and 61.4% volatility. At the six months ended June 30, 2016, the vested value of the options was $4,633. This was recorded as compensation expense.

 On April 15, 2016, the Board of Directors authorized the issuance of stock options under this plan to a consultant. The 250,000 stock options vested immediately upon the grant date and authorized the recipient to purchase shares of common stock at $1.00 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .53% risk free rate and 57.2% volatility. At the six months ended June 30, 2016, the vested value of $503,762 was expensed.

The following is a summary of the status of all Company’s stock options as of June 30, 2016 and changes during the six months ended on that date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price
Oustanding at January 1, 2016	0	$-
Granted	3,100,000	$0.82
Exercised	0	$-
Cancelled	0	$-
Outstanding at June 30, 2016	3,100,000	$0.82
Options exercisable at June 30, 2016	3,100,000	$0.82

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

Warrants

On June 2, 2016, the Company authorized the issuance of 60,000 warrants that were issued as part of a stock purchase agreement for $120,000.

On June 10, 2016, the Company authorized the issuance of 100,000 warrants that were issued as part of the extension of a convertible note dated December 7, 2015. The fair value of the warrants is $111,792.

During the six months ended June 30, 2016, the Company issued 1,200,000 warrants as part of the extensions of promissory notes dated December 15, 2014, March 14, 2016 and May 1, 2016. The fair value of all warrants is $1,839,652.

The following is a summary of the status of all of the Company’s warrants as of June 30, 2016 and changes during the six months ended on that date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2015	609,533	$0.35
Granted	5,021,658	$0.63
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2015	5,631,191	$0.61
Granted	1,360,000	$0.85
Exercised	-	$-
Cancelled	-	$-
Outstanding at June 30, 2016	6,991,191	$0.65

For purpose of determining the fair market value of the warrants issued during the six months ended June 30, 2016, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$2.00-3.75
Exercise price of warrants	$.80 and 1.00
Dividend yield	0.00%
Years to maturity	1-5
Risk free rate	1.06%-1.32%
Expected volatility	61.41%-63.40%

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

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

Notes to Condensed Financial Statements

(unaudited)

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

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the period ended June 30, 2016, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

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

On January 20, 2016, the Company entered into a one year agreement with a consulting firm to provide marketing and financial media awareness services. Compensation for this agreement is the issuance of 100,000 shares of common stock – 50,000 were issued at the signing of the agreement and the other 50,000 are to be issued in July, 2016. As of the filing of this report, these shares have not been issued. The value of these shares is $5,000 for each issuance which is being amortized over the term of the contract.

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

As inducement for Mr. Mills to enter the Agreement, we agreed to issue 250,000 immediately vesting common stock purchase warrants at a price of $1.00 per share. The fair value of the warrants is $503,762. The common stock underlying the warrants has piggy-back registration rights. In addition, 10,000 shares of common stock were issued with a value of $30,000. Per the agreement Mr. Mills will receive $0.50 cents per PHZIO session that an APTA members uses and $500 per month in consulting fees.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

On May 23, 2016, the Company entered into a one-year agreement with a financial advisory consultant. Compensation for this agreement is the issuance of 450,000 shares of common stock that vest on January 2, 2017. The value of these shares is $1,669,500 and is being amortized over the term of the contact.

 From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 11. Derivative Valuation

The warrants granted with the $275,000 senior convertible promissory note (the “Note”) issued on December 7, 2015 (described in Note 8) have a Most Favored Nation clause resulting in the exercise price of the warrants not being fixed. Therefore, this feature has been characterized as a derivate liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. During the three and six months ended June 30, 2016, the outstanding fair value of the warrants accounted for as a derivative liability amounted to $782,944. As of June 30, 2016, a loss of $505,142 was recognized in the statement of operations as the change in valuation from inception.

For purposes of determining the fair market value of the derivative liability for the warrants and the convertible note, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$1.75
Exercise price of warrants	$0.75-1.00
Risk free interest rate	0.2-1.01%
Stock volatility factor	49.70-62.65%
Years to Maturity	.03-4.44
Expected dividend yield	None

Note 12. Subsequent Events

On July 5, 2016, the Company entered into a six-month agreement with an investment and business consultant for certain investment and business matters. Compensation for this agreement is the issuance of 125,000 shares of common stock.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

(unaudited)

On July 8, 2016, the Company entered into a five year business development agreement with a consultant for marketing the Company’s telemedicine platform to its customers. Upon the completion of a partnership for the Company with a large scale California employer and/or one of its affiliate institutions that includes at least a 100 patient pilot study, the Company agrees to issue 50,000 $1.00 common stock 5-year purchase warrants. For each additional licensing of 20 physical therapy professionals through the consultant, the Company will issue an additional 50,000 common stock 5-year purchase warrants priced at market at the time of issuance. For any direct investor introduced by the consultant, the Company will pay a 5% cash fee on the gross amount invested.

On July 12, 2016, the Company agreed to an extension on a promissory note dated December 7, 2015. As an inducement for the extension of this note, the Company agreed to pay a $10,000 loan extension fee and issue 300,000 warrants to purchase Company common stock at $.50 per share.

On July 13, 2016, the Company issued 172,958 shares of common stock as a result of warrants being exercised.

On July 13, 2016, the Company agreed to amend certain previous warrants granted on August 28, 2015, September 16, 2015, October 3, 2015, December 6, 2015, March 14, 2016, May 1, 2016, and June 20, 2016. The previously granted warrants had a purchase price of $.80 per share and the Company has agreed to reduce that to $.50 per share. Amendments for these warrants were issued.

On July 14, 2016, the Company issued a 30-day promissory note to a shareholder of $177,762 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016, May 2, 2016, and June 11, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on August 15, 2016. As an inducement for this promissory note, the Company issued 300,000 warrants to purchase Company common stock at $.50 per share.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three and six months ended June 30, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Plan of Operations

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. Treatment revenue for the first six months of 2016 was retained by EPT for expenses so no revenue was generated for the Company. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These Software as Service (“SaaS”) licenses to third party physical therapy clinic and these other partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the third or fourth quarters of 2016.

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

The PHZIO Solution: A New Physical Therapy Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs;

●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use;

●	Ability for physical therapists to observe multiple patients simultaneously in real-time;

●	Solves what has been a structural problem and limitation in post-acute care practice growth.

●	Based on the Company’s experience, PT practices can experience 20% higher adherence & compliance rates versus industry standards; and

●	Based on the Company’s experience, we have tracked a 30% increase in net income for a PT practice.

Based on the Company’s experience, patient program adherence in 2015 and the first half of 2016 was nearly 85 percent due to the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

Additional Treatment Protocols: The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms are anticipated to be released in the third quarter of 2016 include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These two programs are anticipated to be followed by woman’s health and geriatric programs by the end of the fourth quarter of 2016.

Our PHZIO platform enables employees or patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and, if found appropriate, inducted in the Company’s PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic checkups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre and post treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar physical therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

During 2015 and the first half of 2016 our PHZIO platform achieved the following metrics:

●	The total monitored PHZIO patient visits was approximately 1,200 .

●	The average insurance reimbursement per PHZIO session in 2015: $46.87 (excluding co-payments).

●	Based on the Company’s experience, the top line wellness goals of our PHZIO program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

2016 PHZIO Customer Acquisition & Sales Goals

On September 6, 2016, we plan to commercially launch the licensing of our PHZIO platform to 3rd party physical therapy practices throughout the U.S.

The American Physical Therapy Association (APTA), Private Practice Section (PPS) members are our initial universe of PT practices to target. Our sale launch begins with full-page print advertising in the PT industry's premier magazine Impact in early September 2016. It is then to be followed up with a full-page ad in the APTA PPS Conference Buyers Guide in early October. Following these two print advertisements, we will also be a tier 1 sponsor at the PPS Las Vegas conference from October 19-22, 2016 (October 20th Lunch Sponsor and 4-6pm Cocktail Reception Sponsor & Exclusive PHZIO Demo Session for all attendees).  PHZIO will also have a full-page ad included in November 2016 and January 2017 Impact magazine issues. Our 2016 Customer Acquisition & Sales goals are to on-board at least 35 third-party PT practices during the 3rd and 4th quarter of 2016. Each on-boarded PT practice will have a goal of inducting at least 3 new patients per week onto our PHZIO platform with a goal of delivering at least 17,000 PHZIO exercise session in the second half of 2016. Based upon achieving this number of PHZIO sessions, it would generate approximately $344,000 in gross revenue for the Company, during the second half of 2016. Our planned sales launch includes industry advertising, lead generation and qualification program, which is anticipated to be implemented through a strategic partnership with a US-based sales support organization through a revenue share agreement. Our customer acquisition and sales strategy includes:

Lead Generation and Qualification through a call center that utilizes well-designed program stimuli and tactics, as well as strong agent lead qualification and closing skills. Next, based upon advertising to the PPS membership, we also plan to include an Inbound Sales team to handle virtually any type of inbound hard-or soft-sell sales call that embodies a sales performance-based culture. Our strategic partner will not be a typical script-driven order taking call center, they will embrace the natural dialogue and relationship skills necessary to turn every contact opportunity into a sale. Lastly, we anticipate an Outbound Sales to the PPS membership through mail, phone and e-mail, will be handled within the confines of privacy laws and regulations, where we anticipate creating an effective vehicles for gathering customer information, bringing awareness to discounts or promotions, and serving as a proactive retention tool for valued customers.

Customer Relationship Management (CRM)

We will also be implementing a CRM that provides practices, strategies and technologies that we will use to manage and analyze customer interactions and data throughout the customer lifecycle, with the goal of improving business relationships with customers, assisting in customer retention and driving sales growth. CRM systems are designed to compile information on customers across different channels — or points of contact between the customer and the company — which could include the company’s website, telephone, live chat, direct mail, marketing materials and social media. CRM systems can also give customer-facing staff detailed information on customers’ personal information, purchase history, buying preferences and concerns.

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

We have developed various key performance indicators that we anticipate using to assess our business after we on-board third party PT licensees later in the year.

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

Through our Cooperative Operating Agreement with Evolution Physical Therapy (“EPT”) their Marina del Rey, California patient induction office (“PIO”) is effectively a laboratory for us to support the licensing of our platform to the entire Physical Therapy (“PT”) industry. In April we moved the PIO to EPT’s Culver City location as we could not extend the lease at that location. Active PT licensing of our PHZIO platform is anticipated to begin in the third quarter of 2016. We have also developed a separate vertical for our PHZIO platform that focuses on the marketing of our platform as a robust Corporate Wellness program. Active marketing to the large scale employers in the Los Angeles area began in the October 2015 with the first corporate wellness program first pilot program with a Los Angeles based university commencing in the second quarter of 2016.

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

The Company completed the initial closing of a private financing of up to $120,000 in June, 2016, pursuant to Rule 506 (c) promulgated pursuant to the Securities Act of 1933, as amended.

Results of Operations for the three and six months ended June 30, 2016 and June 30, 2015.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 and June 30, 2015 were $972,553 and $397,952, respectively. Operating expenses during the six months ended June 30, 2016 and June 30, 2015 were $1,326,000 and $708,934, respectively. Operating expenses increased for the six and three month periods primarily as a result of an increase in professional fees for consulting services.

Interest Expense.

Interest expense, including interest expense-related parties, was $449,729 and $36,158, for the three months ended June 30, 2016 and June 30, 2015, respectively. Interest expense, including interest expense–related parties, was $521,890 and $23,348 for the six months ended June 30, 2016 and June 30, 2015, respectively. The increase was related to costs of convertible debt with unrelated parties.

Net Loss

Net loss during the three months ended June 30, 2016 and June 30, 2015 was $1,927,424 and $434,080, respectively. Net loss during the six months ended June 30, 2016 and June 30, 2015 totaled $2,353,032 and $720,959, respectively. The increase in the net loss is a result of increased operating expenses and interest expense as discussed above.

Liquidity and Capital Resources

The Company had $12,249 and $41,951 cash as of June 30, 2016 and December 31, 2015, respectively.

Net cash used in operating activities was $149,702 for the six months ended June 30, 2016, compared to $287,169 for the six months ended June 30, 2015.

Net cash used in investing activities was $0 for the six months ended June 30, 2016, compared to $4,207 for the six months ended June 30, 2015.

Net cash provided by financing activities during the six months ended June 30, 2016, was $120,000 compared to $295,080 for the six months ended June 30, 2015.

We had not yet earned any revenues during the period ended June 30, 2016. Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at June 30, 2016 of $2,050,769. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all. We have secured no sources of loans.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2016, the Company authorized the issuance of 10,000 shares for consulting services for a value of $30,000.

On May 17, 2016, the Company authorized the issuance of 100,000 shares for consulting services for a value of $10,000.

On May 23, 2016, the Company authorized the issuance of 450,000 shares for consulting services for a value of $1,669,500.

On June 2, 2016, the Company sold 120,000 shares for $120,000 cash.

As of the period ended June 30, 2016, the Company has 19,377,770 shares of common stock issued and outstanding.

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

eWellness Healthcare Corporation

Date: August 17, 2016	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2016	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

