Form 10-Q
period 2016-09-30
eWELLNESS HEALTHCARE Corp
filed 2016-11-22
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on November 18, 2016 was 47,536,316 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,058	$41,951
Prepaid expenses	1,285,454	4,053

Total current assets	1,286,512	46,004

Property & equipment, net	4,701	5,964
Intangible assets, net	17,647	19,862

TOTAL ASSETS	$1,308,860	$71,830

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,161	$248,304
Accounts payable - related party	56,201	43,717
Accrued expenses - related party	113,034	33,090
Accrued compensation	940,408	677,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	269,000	309,945
Derivative liability	156,760	2,802
Short term note and liabilities	195,562	71,605

Total current liabilities	2,455,126	1,476,463

Total Liabilities	2,455,126	1,476,463

STOCKHOLDERS' DEFICIT

Preferred stock, authorized, 10,000,000 shares, $.001 value, 0 shares issued and outstanding	-	-
Common stock, authorized 100,000,000 shares, $.001 par value, 20,642,393 and 18,170,538 issued and outstanding, respectively	20,642	18,171
Additional paid in capital	5,413,120	2,033,383
Accumulated deficit	(6,580,028)	(3,456,187)

Total Stockholders' Deficit	(1,146,266)	(1,404,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,308,860	$71,830

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2016 and 2015

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
OPERATING EXPENSES
Executive compensation	$186,000	$186,000	$558,000	$558,000
General and administrative	38,324	43,187	153,493	140,059
Professional fees	839,486	134,359	1,678,318	374,421

Total Operating Expenses	1,063,810	363,546	2,389,811	1,072,480

Loss from Operations	(1,063,810)	(363,546)	(2,389,811)	(1,072,480)

OTHER INCOME (EXPENSE)
Gain on extinguishmment of debt	68,264	-	68,264	11,323
Gain on derivative liability	705,861	-	200,719	-
Loss on conversion of debt	-	(29,504)	-	(29,504)
Interest expense, related parties	(1,069)	(955)	(2,998)	(2,912)
Interest expense	(479,255)	(35,871)	(999,215)	(87,262)

Net Loss before Income Taxes	(770,009)	(429,876)	(3,123,041)	(1,180,835)

Income tax expense	(800)	-	(800)	-

Net Loss	$(770,809)	$(429,876)	$(3,123,841)	$(1,180,835)

Basic and diluted (loss) per share	$(0.04)	$(0.03)	$(0.16)	$(0.07)

Basic and diluted weighted average shares outstanding	19,821,147	17,155,690	19,058,020	16,927,342

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(unaudited)

	For Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activies
Net loss	$(3,123,841)	$(1,180,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,479	3,268
Contributed services	288,000	288,000
Shares issued for consulting services	42,500	39,056
Imputed interest - related party	2,998	2,912
Options expense	508,395	-
Interest on debt extension	123,198	-
Amortization of debt discount to interest expense	817,632	45,044
Warrants issued for services	-	33,656
Gain on derivative liability	(200,719)	-
Accrued loans payable risky fee	-	4,688
Gain on extinguishment of debt	(68,264)	29,505
Rent contributed by officer	4,500	4,500
Changes in operating assets and liabilities
Advances - related parties	-	7,054
Prepaid expense	676,949	6,274
Accounts payable and accrued expenses	408,443	99,344
Accounts payable - related party	12,484	(6,395)
Accrued expenses - related party	79,945	39,503
Accrued compensation	263,408	264,000

Net cash used in operating activities	(160,893)	(320,426)

Cahs flows from investing activitees
Purchase of equipment	-	(4,207)
Net cash used in investing activities	-	(4,207)

Cash flows from financing activities
Proceeds from issuance of common stock	120,000	270,080
Promissory note	-	80,500

Net cash provided by financing activities	120,000	350,580

Net increase (decrease) in cash	(40,893)	25,947

Cash, beginning of period	41,951	900

Cash, end of period	$1,058	$26,847

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The interim financial information of the Company as of periods ended September 30, 2016 and September 30, 2015 is unaudited. The balance sheet as of December 31, 2015 is derived from audited financial statements of eWellness Healthcare Corporation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform to the accounting policies disclosed in ASU 2014-10. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2016. The unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

Going Concern

For the period ended September 30, 2016, the Company has no revenues. The Company has an accumulated loss of $6,580,028. In view of these matters, there is substantive doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

Fair Value of Financial Instruments

As of September 30, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$156,760	$-	$-	$156,760
Total liabilities measure at fair value	$156,760	$-	$-	$156,760

As of December 31, 2015, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$2,802	$-	$-	$2,802
Total liabilities measure at fair value	$2,802	$-	$-	$2,802

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the period ended September 30, 2016, no dilutive shares are added into the loss per share calculation. While currently anti-dilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents:

	3 months ended		9 months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Options	-	-	1,355,939	-
Warrants	503,564	-	7,397,354	-
Convertible Notes	14,786,349	-	14,786,349	-
	15,289,913	-	23,539,642	-

Note 3. Related Party Transactions

Through the period ended September 30, 2016, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $107,670 on the Company’s behalf for various operating expenses. The amount outstanding as of September 30, 2016 and December 31, 2015 was $56,201 and $43,717, respectively. The Company recorded $2,998 and $2,912 imputed interest on the amount owed to the related party based on an interest rate of 8% for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On April 1, 2015, the Company entered into an operating agreement with a physical therapy company (“EPT”) which is owned by the Company’s President and Chief Executive Officer. Through the agreement the Company agrees to provide operating capital advances in order for EPT to offer the Company’s PHZIO platform to physical therapy patients. For accounting and tax purposes, the net profits or losses generated by EPA shall be allocated on a monthly basis. The Company will receive 75% of the net patient insurance reimbursements associated with the operation of the PHZIO platform.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

The officers of the Company incur business expenses on behalf of the Company. The amounts outstanding as of September 30, 2016 and December 31, 2015 were $113,034 and $33,090, respectively.

Note 4. Non-Convertible Notes Payable

On March 14, 2016, the Company issued a 45-day promissory note to a shareholder of $112,550 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, and December 6, 2015. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on May 1, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the period ended September 30, 2016, the Company recorded $2,503 of interest expense for this note.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On May 2, 2016, the Company issued a 40-day promissory note to a shareholder of $131,399 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015 and March 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on June 10, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $1,251,078. For the period ended September 30, 2016, the Company recorded $1,641 of interest expense for this note.

On June 11, 2016, the Company issued a 30-day promissory note to a shareholder of $152,989 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016 and May 2, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on July13, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $578,780. For the period ended September 30, 2016, the Company recorded $1,538 of interest expense for this note.

On July 14, 2016, the Company issued a 30-day promissory note to a shareholder of $177,762 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016, May 2, 2016, and June 11, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on August 15, 2016. As an inducement for this promissory note, the Company issued 300,000 warrants to purchase Company common stock at $.50 per share. The fair value of the warrants is $153,776. For the period ended September 30, 2016, the Company recorded interest expense of $2,104.

On August 16, 2016, the Company issued a 30-day promissory note to a shareholder of $213,255 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016, May 2, 2016, June 11, 2016 and July 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 18% due and payable on November 14, 2016. As an inducement for this promissory note, the Company issued 675,000 warrants to purchase Company common stock at $.50 per share. The fair value of the warrants is $42,427. For the period ended September 30, 2016, the Company recorded $11,188 of interest expense including interest expense resulting from retroactively applying the higher interest rate of 18%. Subsequent to the period ended September 30, 2016, the Company paid $33,204 as a principal payment on this promissory note.

Note 5. Convertible Notes Payable

On February 29, 2016, a convertible promissory note with the principal value of $69,500 was converted to 227,232 shares of common stock at a conversion price of $.35 per share. The warrants associated with this note were not exercised. See Note 9 below – Equity Transactions.

On June 20, 2016, the holder of the convertible promissory note dated December 7, 2015 , extended the due date from June 10, 2016 to July 11, 2016. The lender additionally agreed to extend the date required to raise additional capital as set forth in the promissory note to July 11, 2016. In exchange for this extension the Company issued 100,000 warrants to purchase Company common stock at a purchase price of $1.00 per share.

On August 31, 2016, the holder of the convertible promissory note dated December 7, 2015 that has been extended converted $8,500 of the note for 188,888 shares of common stock at the cost value of $.045.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On September 27, 2016, the holder of the convertible promissory note dated December 7, 2015 that has been extended converted $5,000 of the note for 222,222 shares of common stock at the cost value of $.0225.

On September 29, the holder of the convertible promissory note dated December 7, 2015 that has been extended converted $5,500 of the note for 305,555 shares of common stock at the cost value of $.018.

Note 6. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 10,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of September 30, 2016.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 100,000,000 shares with a par value of $0.001 per share. (See Note 9 – Subsequent Events)

On February 29, 2016, the Company authorized the issuance of 227,232 shares for conversion of convertible debt of $69,500.

During the nine months ended September 30, 2016, the Company issued 1,235,000 shares of common stock for consulting services. The weighted average price of these shares was $1.443. The value of the shares are being amortized over the life of the contracts ranging from six to twelve months.

On June 2, 2016, the Company issued 120,000 shares of common stock upon receipt of $120,000 cash.

On July 13, 2016, the Company issued 172,958 shares of common stock as a result of warrants being exercised through a cashless exercise.

On August 31, 2016, September 27, 2016 and September 29, 2016, the Company issued a total of 716,665 shares of common stock as a result of debt conversion. The total debt conversion was $19,000.

On February 22, 2016, the Company received the common stock trading symbol of EWLL.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

Stock Options

On February 19, 2016, the Board of Directors authorized the issuance of stock options under the 2015 Stock Option Plan (“Plan”) to selected employees, directors and consultants. The 2,850,000 stock options vest immediately upon the grant date and authorize the recipient to purchase shares of common stock at $.80 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .84% risk free rate and 61.4% volatility. At the nine months ended September 30, 2016, the vested value of the options was $4,633. This was recorded as compensation expense.

On April 15, 2016, the Board of Directors authorized the issuance of stock options under this Plan to a consultant. The 250,000 stock options vested immediately upon the grant date and authorized the recipient to purchase shares of common stock at $1.00 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .53% risk free rate and 57.2% volatility. At the nine months ended September 30, 2016, the vested value of $503,762 was expensed

The following is a summary of the status of all Company’s stock options as of September 30, 2016 and changes during the nine months ended on that date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price
Oustanding at January 1, 2016	0	$-
Granted	3,100,000	$0.82
Exercised	0	$-
Cancelled	0	$-
Outstanding at September 30, 2016	3,100,000	$0.82
Options exercisable at September 30, 2016	3,100,000	$0.82

Warrants

On June 2, 2016, the Company authorized the issuance of 60,000 warrants that were issued as part of a stock purchase agreement for $120,000.

On June 10, 2016, the Company authorized the issuance of 100,000 warrants that were issued as part of the extension of a convertible note dated December 7, 2015. The fair value of the warrants is $111,792.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

During the nine months ended September 30, 2016, the Company issued 2,175,000 warrants as part of the extensions of promissory notes dated December 15, 2014, March 14, 2016, May 1, 2016, July 19, 2016, and August 16, 2016. The fair value of all warrants is $2,035,854.

On July 12, 2016, the Company authorized the issuance of 300,000 warrants that were issued as part of the extension of a convertible note dated December 7, 2015. The fair value of the warrants if $37.

On July 14, 2016, the Company agreed to amend certain previous warrants granted on July 15, 2015, August 28, 2015, September 16, 2015, October 3, 2015, December 6, 2015, March 14, 2016, May 1, 2016, June 10, 2016, July 14, 2016 and August 26, 2016. The previously granted warrants had a purchase price of $.80 per share and the Company has agreed to reduce that to $.50 per share and further reduced the price to $.045. Amendments for these warrants were issued.

On September 16, 2016, the Company agreed to amend certain previous warrants granted on December 23, 2014, April 9, 2015, May 30, 2015 and August 20, 2015. The previously granted warrants had a purchase price of $.35 per share or $.50 per share and the Company has agreed to reduce both prices to $.045 per share. Amendments for these warrants were issued.

The following is a summary of the status of all of the Company’s warrants as of September 30, 2016 and changes during the nine months ended on that date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2015	609,533	$0.35
Granted	5,021,658	$0.63
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2015	5,631,191	$0.61
Granted	2,635,000	$0.11
Exercised	250,000	$0.80
Cancelled	-	$-
Outstanding at September 30, 2016	8,016,191	$0.11

For purpose of determining the fair market value of the warrants and options issued during the nine months ended September 30, 2016, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.20-3.75
Exercise price of warrants	$.50 and 1.00
Dividend yield	0.00%
Years to maturity	1-5
Risk free rate	.053%-1.32%
Expected volatility	57.18%-63.40%

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

Note 7. Commitments, Contingencies

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

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

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the period ended September 30, 2016, we have recorded this rent payment in the Consolidated Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

On May 20, 2015, the Company entered into an agreement with Mavericks Capital Securities LLC (“Mavericks”). The term of the contract begins on the effective date and can be terminated within 30 days upon written notice by either party. The Company is to pay Mavericks a monthly retainer fee of $10,000 that is deferred until the Company raises $250,000 in new investor funds from the effective date. In addition, the Company granted Mavericks 250,000 warrants to purchase Company common stock at $.35 per share. On September 28, 2015, the Company and Mavericks entered into an amendment to the consultant agreement pursuant to which Mavericks will also assist the Company in the acquisition of new customers, for which the Company shall pay Mavericks 10% of the revenue received by the Company, net of any pass through costs, from any such customers introduced to the Company by Mavericks; payment shall be made upon the Company’s receipt of such revenues. In the amendment, the parties also further clarified the definition of Customer Acquisition. On October 1, 2016, the engagement with Mavericks was suspended including the accrual of the monthly fees until the Company’s PHZIO platform gains traction with the physical therapy industry. (See Note 12 – Subsequent Events)

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On January 20, 2016, the Company entered into a one year agreement with a consulting firm to provide marketing and financial media awareness services. Compensation for this agreement is the issuance of 100,000 shares of common stock – 50,000 were issued at the signing of the agreement. Although the other 50,000 were to be issued July, 2016, the Company has not yet issued the shares. The value of these shares is $5,000 for each issuance which is being amortized over the term of the contract.

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

On March 14, 2016, the Company entered into a 45-day Promissory Note Extension at an interest rate of 12% per annum. As an inducement for this extension of previous promissory notes, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the period ended September 30, 2016, the Company recorded $1,710 of accrued interest for this note.

On April 13, 2016, we entered into a one-year renewable advisory agreement with Dan Mills, MPT to become the Company’s chairman of the to-be-formed committee known as the eWellness Physical Therapy Clinical Advisory Board and to act as the Company’s national spokesperson at the American Physical Therapy Association (“APTA”).

As inducement for Mr. Mills to enter the Agreement, we agreed to issue to 250,000 immediately vesting common stock purchase warrants at a price of $1.00 per share. The fair value of the warrants is $503,762. The common stock underlying the warrants has piggy-back registration rights. In addition, 10,000 shares of common stock were issued with a value of $30,000. Per the agreement Mr. Mills will receive $0.50 cents per PHZIO session that an APTA member uses and $500 per month in consulting fees.

On May 2, 2016, the Company issued a 40-day promissory note to a shareholder of $131,399 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015 and March 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on June 10, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $1,251,078. For the period ended September 30, 2016, the Company recorded $1,641 of interest expense for this note.

On May 23, 2016, the Company entered into a one-year agreement with a financial advisory consultant. Compensation for this agreement is the issuance of 450,000 shares of common stock that vest on January 2, 2017. The value of these shares is $1,669,500 and is being amortized over the term of the contact.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2016

(unaudited)

On June 11, 2016, the Company issued a 30-day promissory note to a shareholder of $152,989 as an extension for notes with a shareholder dated May 30 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016 and May 2, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on July13, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $578,780. For the period ended September 30, 2016, the Company recorded $1,538 of interest expense for this note.

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

Note 8. Derivative Valuation

The warrants granted with the $275,000 senior convertible promissory note issued on December 7, 2015 have a Most Favored Nation clause resulting in the exercise price of the warrants not being fixed. Therefore, this feature has been characterized as a derivate liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. At September 30, 2016, the outstanding fair value of the warrants accounted for as a derivative liability amounted to $156,760. As of September 30, 2016, a gain of $200,719 was recognized in the statement of operations as the change in valuation from inception.

For purposes of determining the fair market value of the derivative liability for the warrants, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0260
Exercise price of warrants	$.01658
Risk free interest rate	.245%
Stock volatility factor	34.054%
Years to Maturity	.12329
Expected dividend yield	None

Note 9. Subsequent Events

On October 1, 2016, the Company and Mavericks Securities, LLC (“Mavericks”) agreed to suspend their agreement dated May 20, 2015 until the Company’s PHZIO platform gains traction with the physical therapy industry. The suspension is not a termination as provided for in the original agreement. During the time of the suspension, Maverick will not charge the Company the monthly fee but Mavericks will retain their right to the amount due at the period ended September 30, 2016 which is $168,220.

On October 21, 2016, the Company agreed to amend certain previous warrants granted on December 23, 2014, April 9, 2015, May 30, 2015 and August 20, 2015. The previously granted warrants had a purchase price of $.045 per share and the Company has agreed to reduce that to $.005 per share. Amendments for these warrants were issued.

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The agreement establishes that the Company is indebted to the PC for $180,000 for past programming services and $45,000 for programming services completed in the month of October 2016 for a total of $225,000. For this amount, the PC will be issued 25,280,899 common shares at a cost value of $0.089. The PC will also have the right to appoint 40% of the directors.

On November 13, 2016, the Board of Directors adopted a resolution to increase the authorized common shares from 100,000,000 to 300,000,000. This resolution requires a majority shareholders’ vote to become effective.

On November 14, 2016, the Company signed an agreement with EWLL Acquisition Partners, LLC (“EAP”) in which EAP agreed to pay for the cancellation of $125,000 of the remaining Firstfire Global convertible note payable. The terms of the convertible note with EAP will be the same as the original note with Firstfire dated December 7, 2015 which are that interest is payable at 8% per annum.

On November 14, 2016, the Company entered into a securities purchase agreement with an accredited investor for a note in the principal amount of $275,000 at a 10% original issue. The note has a provision for 8% interest to be accrued until paid or converted into shares of common stock.

On November 14, 2016, the Company made a partial principal payment of $33,204 on the promissory note dated August 16, 2016 that matured on November 14, 2016 with a remaining balance of $178,628.91. As of November 15, 2016 the Company is in default on this note. Under the default terms of the note agreement 18% interest shall be payable on the outstanding principal indebtedness together with 18% interest calculated on the Risky Loan Fee(s) and Default Fee(s) from the date of the original notes, specifically May 30, 2015 until the note dated August 16, 2016 is paid in full. The Company is currently in discussions with the noteholder regarding an extension of the due date, but there can be no guarantee as to the outcome of those discussions.

During the month of October and the month of November, 2016, the Company issued a total of 26,893,923 shares of common stock as a result of convertible debt conversion. The total debt conversion was $146,481 for these shares issued after the period ended September 30, 2016.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the nine months ended September 30, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Plan of Operations

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. EPT expenses were greater than treatment revenue generated for the first nine months of 2016 so no payments were made to the Company per the operating agreement. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the fourth quarter of 2016.

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

Based on the Company’s experience, patient program adherence in 2015 was nearly 85 percent due to the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

Additional Treatment Protocols: The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms are anticipated to be released in the fourth quarter of 2016 include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These two programs are anticipated to be followed by woman’s health and geriatric programs by the end of the second quarter of 2017.

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

During 2015 and the first nine months of 2016 our PHZIO platform achieved the following metrics:

●	The total monitored PHZIO patient visits was approximately 1,500.

●	The average insurance reimbursement per PHZIO session in 2015: $46.87 (excluding co-payments).

●	Based on the Company’s experience, the top line wellness goals of our PHZIO program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

2016 PHZIO Customer Acquisition & Sales Goals

In late September, 2016, the Company commercially launched the licensing of our PHZIO platform to 3rd party physical therapy practices throughout the U.S.

The American Physical Therapy Association (APTA), Private Practice Section (PPS) members are our initial universe of PT practices to target. Our sale launch begins with full-page print advertising in the PT industry’s premier magazine Impact in early September 2016. It is then to be followed up with a full-page ad in the APTA PPS Conference Buyers Guide in early October. Following these two print advertisements, we were a tier 1 sponsor at the PPS Las Vegas conference from October 19-22, 2016 (October 20th Lunch Sponsor and 4-6pm Cocktail Reception Sponsor & Exclusive PHZIO Demo Session for all attendees). PHZIO will also have a full-page ad included in November 2016 and January 2017 Impact magazine issues. Our 2016 Customer Acquisition & Sales goals are to on-board at least 10 third-party PT practices during the fourth quarter of 2016. Each on-boarded PT practice will have a goal of inducting at least 3 new patients per week onto our PHZIO platform with a goal of delivering at least 17,000 PHZIO exercise session in the second half of 2016. Based upon achieving this number of PHZIO sessions, it would generate approximately $344,000 in gross revenue for the Company, during the second half of 2016. Our planned sales launch includes industry advertising, lead generation and qualification program, which is anticipated to be implemented through a strategic partnership with a US-based sales support organization through a revenue share agreement. Our customer acquisition and sales strategy includes:

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

Through our Cooperative Operating Agreement with Evolution Physical Therapy (“EPT”) their Marina del Rey, California patient induction office (“PIO”) is effectively a laboratory for us to support the licensing of our platform to the entire Physical Therapy (“PT”) industry. In April we moved the PIO to EPT’s Culver City location as we could not extend the lease at that location. Active PT licensing of our PHZIO platform is anticipated to begin in the fourth quarter of 2016. We have also developed a separate vertical for our PHZIO platform that focuses on the marketing of our platform as a robust Corporate Wellness program. Active marketing to the large scale employers in the Los Angeles area began in the October 2015 with the expectation of beginning at least pilot program for our Corporate Wellness program during the second quarter of 2016. Results from our current pilot program are expected to be published during the first quarter of 2017.

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

The Company completed the initial closing of a private financing of up to $120,000 in June, 2016, pursuant to Rule 506 (c) promulgated pursuant to the Securities Act of 1933, as amended..

Results of Operations for the three and nine months ended September 30, 2016 and September 30, 2015.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Operating Expenses

Operating expenses during the three months ended September 30, 2016 was $1,063,810 compared to $363,546, for the three months ended September 30, 2015. Operating expenses for the nine months ended September 30, 2016 totaled $2,389,811 compared to $1,072,480 for the nine months ended September 30, 2015. Operating expenses increased for the nine month period primarily as a result of an increase in professional fees for consulting services.

Interest Expense.

Interest expense, including interest expense–related parties, was $480,324 and $36,826 for the three months ended September 30, 2016 and September 30, 2015, respectively. Interest expense, including expense-related parties was $1,002,213 and $90,174 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The increase was related to costs of convertible debt with unrelated parties.

Net Loss

Net loss during the three months ended September 30, 2016 was $770,809 compared to $429,876 for the three months ended September 30, 2015. Net loss during the nine months ended September 30, 2016, totaled $3,123,841 compared to $1,180,835 for the nine months ended September 30, 2015. The increase in the net loss is a result of increased operating and interest expenses as discussed above.

Liquidity and Capital Resources

The Company had $1,058 and $41,951 cash as of September 30, 2016 and December 31, 2015, respectively.

Net cash used in operating activities was $160,893 for the nine months ended September 30, 2016, compared to $320,426 for the nine months ended September 30, 2015. Although the net loss was greater for the period ended September 30, 2016 than that for the period ended September 30, 2015, the adjustments to reconcile net cash used in operating activities were $1,521,719 and $450,629 for the periods ended September 30, 2016 and September 30, 2015, respectively. In addition, the net changes in assets and liabilities were $1,441, 229 and $409,780 for the periods ended September 30, 2016 and September 30, 2015, respectively.

Net cash used in investing activities was $0 for the nine months ended September 30, 2016, compared to $4,207 for the nine months ended September 30, 2015.

Net cash provided by financing activities during the nine months ended September 30, 2016, was $120,000 compared to $350,580 for the nine months ended September 30, 2015.

We had not yet earned any revenues as of the period ending September 30, 2016. Our current cash position is not sufficient to fund our cash requirements during the next twelve months including operations and capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We had assets at September 30, 2016 of $1,308,860. We will be reliant upon shareholder loans, private placements or public offerings of equity to fund any kind of operations, although there can be no guarantee we will be able to secure such finding on beneficial terms, if at all. We have secured no sources of loans.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On June 2, 2016, the Company issued 120,000 shares for $120,000 cash.

On July 13, 2016, the Company issued 172,958 shares of common stock as a result of warrants being exercised in a cashless exercise.

On August 31, 2016, September 27, 2016 and September 29, 2016, the Company issued a total of 716,665 shares of common stock as a result of debt conversion. The total debt conversion was $19,000.

As of the period ended September 30, 2016, the Company has 20,642,393 shares of common stock issued and outstanding.

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

eWellness Healthcare Corporation

Date: November 22, 2016	By:	/s/ Darwin Fogt
Darwin Fogt
Director and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2016	By:	/s/ David Markowski
David Markowski, Chief Financial Officer
(Principal Financial and Accounting Officer)

