Form 10-K
period 2016-12-31
eWELLNESS HEALTHCARE Corp
filed 2017-03-31
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Law Office of Richard Rubin

40 Wall Street-28th Floor

New York, NY 10005

Tel: 212.400.7198 –

Fax: 212.658.9867

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

Yes [X ] No [  ]

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $33,911,098.

The number of shares of Common stock, $0.001 par value, outstanding on March 27, 2017 is 66,331,382 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2016

2

THE FIRST PHYSICAL THERAPY TELEHEALTH COMPANY TO OFFER INSURANCE

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

PART I

ITEM 1. BUSINESS

eWellness was incorporated in Nevada in May 2013. Following a share exchange we completed in April 2014, pursuant to which eWellness Corporation, a Nevada corporation became our wholly owned subsidiary, we abandoned our prior business plan and we are now pursuing eWellness Corporation’s historical businesses and proposed businesses.

The Company and Nature of Business

Our business model is to license our PHZIO (“PHZIO”) physical therapy treatment platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program.

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. All treatment revenue for 2016 was reimbursed to EPT, but was not sufficient to generate sales for the Company. Our 2016 goals were to commercially launch on September 6th, 2016, the licensing of our PHZIO platform to 3rd party physical therapy practices throughout the U.S. The American Physical Therapy Association (APTA), Private Practice Section (PPS) members are our initial universe of PT practices to target.

Our sale launch began with full-page print advertising in the PT industry’s premier magazine Impact in early September 2016. It is then followed up with a full-page ad in the APTA PPS Conference Buyers Guide in early October. Following these two print ads, we were a tier 1 sponsor at the PPS Las Vegas conference from October 19-22, 2016 (October 20th Lunch Sponsor and 4-6pm Cocktail Reception Sponsor & Exclusive PHZIO Demo Session for all attendees). PHZIO also had a full-page ad included in November and January 2017 Impact magazine issues.

Our sales launch included industry advertising, lead generation and qualification program, which may be implemented through a strategic partnership with a US-based sales support organization through a revenue share agreement. Our customer acquisition and sales strategy includes: Lead Generation and Qualification through a call center that utilizes well-designed program stimuli and tactics, as well as strong agent lead qualification and closing skills. Next, based upon advertising to the PPS membership, we also included an inbound sales team members to handle virtually any type of inbound hard-or soft-sell sales calls that embodies a sales performance-based culture.

We also implemented a Customer Relationship Management system (“CRM”) that provides practices, strategies and technologies that we will use to manage and analyze customer interactions and data throughout the customer lifecycle, with the goal of improving business relationships with customers, assisting in customer retention and driving sales growth. CRM systems are designed to compile information on customers across different channels — or points of contact between the customer and the company — which could include the company’s website, telephone, live chat, direct mail, marketing materials and social media. CRM systems can also give customer-facing staff detailed information on customers’ personal information, purchase history, buying preferences and concerns.

On December 2, 2016, the Company successfully signed its initial 3rd party PT clinic for the use of its PHZIO Tele- Rehabilitation Platform. The agreement is with Back to Motion PT located in Denver Colorado. On December 9, 2016, the Company successfully signed two additional PT Clinics including a multi-clinic practice in Placerville, California and a stand- alone practice located in Mississippi for the use of its PHZIO telehealth platform. On December 14, 2016, the Company signed another 3rd party PT clinic for the use of its PHZIO Tele-Health Platform. The agreement was with a prominent Brooklyn based PT clinic, owned by Motion PT Group. The Brooklyn based clinic is one of over 45 clinics currently owned by Motion PT Group. Although this license is just for their Brooklyn location, the Company anticipates that all of Motion PT clinics may eventually treat patients using our PHZIO platform. The Company believes that there is a significant backlog of PT clinics which have a high interest in using our PHZIO platform and participating in our beta program, although there can be no guarantee that we will be able to reach agreements with such clinics.

During the first quarter of 2017 the Company began training various PT clinical operators on the use of our PHZIO system. We anticipate that initial revenue generation from these clinics will begin to generate revenue for the Company in the second quarter of 2017.

The Company is also in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the third quarter of 2017.

The Company’s PHZIO home physical therapy exercise platform has been designed to disrupt the $30 billion physical therapy and the $8 billion corporate wellness industries. PHZIO re-defines the way physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many physical therapy platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as Anthem Blue Cross and Blue Shield.

The PHZIO Solution: A New Physical Therapy Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs;
●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use;
●	Ability for physical therapists to observe multiple patients simultaneously in real-time;
●	Solves what has been a structural problem and limitation in post-acute care practice growth.
●	PT practices can experience 20% higher adherence & compliance rates versus industry standards; and
●	Tracking to 30% increase in net income for a PT practice.

PHZIO Treatment Session

The image below illustrates a typical PHZIO treatment session from a patient’s point of view. There is communication between patients and PT conducted via audio, text and or video messaging. The patient is also able to examine form during the exercise sessions. The monitoring PT is remotely monitoring the patient real-time from PT office.

Patient program adherence in 2015 and 2016 was nearly 85 percent due the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms, released in the third quarter of 2016, include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These two programs are anticipated to be followed by woman’s health and geriatric programs by the end of the third quarter of 2017.

Our PHZIO platform enables employees or patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and, if found appropriate, inducted into the Company’s PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic check-ups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre-and post treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar physical therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

During 2015 and 2016 our PHZIO platform achieved the following metrics:

●	The total (insurance reimbursed) monitored PHZIO visits in 2015 and 2016 was 1928 total patient visits that include: 2015: 699 patient visits (239 insurance reimbursed patient visits generating approximately $13,500.00 in gross revenue) and in 2016: 1,229 patient visits generating $1,496 (approximately 26 insurance reimbursed visits). These gross revenue figures were not sufficient to generate any gross sales for the Company.
●	The average insurance reimbursement per PHZIO session in 2015 and 2016 was $56 (excluding co-payments).
●	The top line wellness goals of our PHZIO program are to graduate at least 80% of inducted patients through our initial 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

Our PHZIO platform, including design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt, who currently serves as the Company’s CEO. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had enormous success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy. He has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various physical therapy specific magazines. His has 13 plus years of experience rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on not only rehabilitation but also wellness, functional fitness, performance, and prevention. He can recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

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

Our underlying technology platform is complex, deeply integrated and purpose-built over the past four years for the evolving physical therapy marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

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

Background on our PHZIO Technology

The Company’s Chief Technology Officer (“CTO”), Curtis Hollister, one program developer, and one content manager support our PHZIO system and are in Ottawa Canada. The below noted chart contains information on our PHZIO System.

IP and Licensing

We have licensed our telemedicine platform from Bistromatics Inc., a company owned by our CTO, for perpetuity for any telemedicine application in any market worldwide. The below noted chart highlights what we have built to date.

Our History

We entered into a share exchange agreement (the “Initial Exchange Agreement”) pursuant to which we agreed to issue, 9,200,000 shares of our unregistered common stock, $.001 par value (the “common stock”) to the shareholders of eWellness Corporation, a Nevada corporation (“eWellness” or “Private Co.”). In addition, our former chief executive officer agreed to tender 5,000,000 shares of common stock back to the Company for cancellation and to assign from his holdings an additional 2,500,000 shares to the shareholders of eWellness Corporation resulting in a total of 11,700,000 shares owned by those shareholders, as well as a further assignment of an additional 2,100,000 shares to other parties as stated therein. There were no warrants, options or other equity instruments issued in connection with the share exchange agreement.

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

Recent Developments

On April 1, 2015, the Company entered into an Operating Agreement with Evolution Physical Therapy (“EPT”), a company owned by our CEO, pursuant to which EPT operate our Platform and offers it to selected physical therapy patients of EPT. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments. On May 7, 2015, EPT inducted the first patient using our platform. The total (insurance reimbursed) monitored PHZIO visits in 2015 and 2016 was 1928 total patient visits that include: 2015: 699 patient visits (239 insurance reimbursed patient visits generating approximately $13,500 in gross revenue) and in 2016: 1,229 patient visits generating $1,496 (approximately 26 insurance reimbursed visits). These gross revenue figures were not sufficient to generate any gross sales for the Company. The average insurance reimbursement per PHZIO session in 2015 and 2016 was $56 (excluding co-payments). Respectively. The top line wellness goals of our program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc. (the “Bistromatics Agreement”), a Company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics will provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company has agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. If and when Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee will extend to $100,000. Bistromatics will have the ability to convert any outstanding amounts that fall in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher.

Investment Agreement with Tangiers Global, LLC

On February 14, 2017, the Company entered into an Investment Agreement with Tangiers. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to 36 months. From time to time during the 36-month period commencing from the effectiveness of the registration statement, we may deliver a put notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice. The maximum investment amount per notice must be no more than 200% of the average daily trading dollar volume of our Common stock for the ten (10) consecutive trading days immediately prior to date of the applicable put notice and such amount must not exceed an accumulative amount of $250,000. The minimum put amount is $5,000. The purchase price per share to be paid by Tangiers will be the 80% of the of lowest trading prices of the Common stock during the 5 trading days including and immediately following the date on which put notice is delivered to Tangiers.

In connection with the Investment Agreement with Tangiers, we also entered into a registration rights agreement with Tangiers.

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

Our PHZIO Platform

Our current PHZIO platform includes a fully customizable treatment program for multiple physical therapy treatment plans including patient rehabilitations for total knee, hip and shoulder surgeries, lower and upper back ailments and other physical therapy treatments. We currently have a growing library of over 250 individual 2-4 minute exercise videos within our PHZIO platform, with additional exercise content generated as needed. Our initial PHZIO program included a 6-month 78 session 40-minute on-line distance monitored telemedicine exercise program that is a physician prescribed (insurance reimbursable) physical therapy exercise program designed around an exercise kit that includes: an inflatable exercise ball, latex resistance bands, a yoga mat and stretch strap that provides a comprehensive exercise regimen that minimizes stress on the joints while allowing for hundreds of progressive exercises that focus on strength, balance, cardiovascular conditioning, coordination and flexibility.

●	Our initial PHZIO platform is an on-line distance monitored telemedicine exercise program with a 6-month duration, wherein seventy-eight (78) individual 40-minute progressive exercise sessions are watched & interacted with by a patient on their laptop computer.

●	The patients are inducted into the PHZIO program through a physician prescription and physical therapist evaluation. The PHZIO physical therapy program is designed around an exercise kit that includes: an inflatable exercise ball, latex resistance bands, a yoga mat and stretch strap.

●	The patient follows the PHZIO instructions and performs the specific exercises while being remotely monitored by a physical therapist through the camera located on the laptop computer. The PHZIO program provides a comprehensive exercise regimen that minimizes stress on the joints while allowing for hundreds of progressive exercises that focuses on strength, balance, coordination, and flexibility.

●	The PHZIO program is designed to be operated in a patient’s home or office in order to increase compliance and eliminate transportation to a fitness center or gym.

●	Our PHZIO system allows licensed physical therapists to monitor multiple patients (system designed for up to 30 patients at a time) while these patients are on-line and following along with our PHZIO exercise program. Each patient and physical therapist has real-time, voice, text and video conferencing capability when interaction is needed between the patient and our physical therapist.

When patients are referred to an eWellness PT licensee, a physical therapist will perform an in-clinic evaluation to determine if the patient is appropriate to be treated using the PHZIO program. The goal is to ensure compliance with the therapeutic exercise regimen, that may lead to reduce BMI to a healthy number, help patients lose weight and boost their activity level for during a multi-month program.

Patients can access a series of progressively difficult workouts in 40 to 45-minute videos from home. They use a unique log-in from an application, which will securely store all their data over a multi-month period. When patients log on, it triggers a camera in the physical therapists’ remote office.

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

Competition

We have identified multiple privately-held telemedicine and exercise platform companies that utilize Avatar/Kinect-based telerehb platforms including: Reflexion Health, RespondWell, Physmodo, Jintronx, MotionCare 360 and Five Plus. Additionally, we have identified other video-based physical therapy solutions such as: Bluejay, PT Pal, VitalRock, Physiotech, SimplyTherapy and YouTube. Yet, none of these companies have real-time PT monitoring, one-to-many platform, treatments reimbursable by payors and strong program compliance and adherence by patients.

The PZHIO.COM Exercise Program

A Monitored In-office & Telemedicine Exercise Program: Our initial 6-month PHZIO exercise program has been designed to provide patients, who are accepted into the program, with traditional one-on-one PT evaluations, re-evaluations (every one to four weeks throughout the PHZIO program depending on type of insurance), and after the conclusion of the program a Physical Performance Test. These PTs are known as Induction & Evaluation Physical Therapists (“IEPTs”). All patient medical data, information and records are retained in the files of the IEPT. The IEPT will also evaluate the progress of the patient’s participation in our PHZIO program.

●	Physician Diagnosis: Following a physician’s diagnosis of a patient with non-acute back pain, who is also likely overweight and pre-diabetic, a physician may prescribe the patient to participate in the eWellness PHZIO exercise program.

●	Enrollment Process: The accepted patients are assessed by a PT, located at a PT Licensee clinic and then enrolled in our PHZIO program by going online to our PHZIO program virtual private network (“VPN”) and creating a login name and password. The patient will then populate their calendar with planned times when they anticipate exercising. They will also be provided with a free exercise ball, resistance stretch bands, stretch strap and yoga mat at induction.

●	Exercising Begins: The day after the patient receives the equipment, the patient will log on to our VPN at least 3 times per week, to watch and follow the prescribed 40-minute on-line exercise program. The PHZIO platform also allows two-way communication (videoconferencing) with one of our licensee’s On-line Physical Therapists (“OLPT’s”), who is responsible for monitoring on-line patients. The OLPT’s are also available to answer patient’s questions. When availa.ble the patients exercise sessions are recorded and stored in our system as proof that they completed the prescribed exercises. There are 78 various 40-minute exercise videos that are viewed by our patients in successive order.

●	Driving Patients to work out between 6:00am-9:30am 5 days per week: Our PHZIO system has a calendar function so that patients can schedule when they will login to our PHZIO system. This calendar enables a PT Licensee to better spread the load of patients participating in any forty-minute on-line exercise program during our 15 hours of weekly operations, 6am through 9:30am Monday through Friday are to most optimal hours for patient engagement. Also, if the patient is not on-line at the planned exercise time, our system can send them an automated reminder, via text, voicemail and or e-mail messaging.

Trackable Physical Therapy. The exercise PHZIO prescription and instruction will be delivered with a series of on-line videos easily accessed by each patient on the internet. Each video will be approximately 40 minutes in length with exercises, which will specifically address the common impairments associated with diabetes and/or obesity. Exercise programs will be able to be performed within each patient’s own home or work location without requiring standard gym equipment. Each patient will be required to log in to the system which will monitor performance automatically in order to ensure their compliance. Each patient will be required to follow up with their referring physician and PT at designated intervals and metrics such as blood pressure, blood sugars, BMI, etc. will be recorded to ensure success of the program.

Patient Program Goals. Our initial PHZIO program was designed so that the average patient is targeted to lose 2 pounds per week, totaling up to 48 pounds over the duration of the program to progress toward healthier defined BMI, reduction body fat percentage by at least 8%, reduced reliance on medication for blood glucose regulation and dosage or frequency and a goal of at least a 50% adherence to continuing the PHZIO program independently at conclusion of program.

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

Specific Video Programs. Each patient will receive a prescription for six months (26 week) of physical therapy and exercise that is provided by viewing on-line programs produced by eWellness where the patient can do these exercises and stretching on their own at least 3 days per week for at least 40 minutes. The PHZIO videos can be watched on a laptop or desktop computer (and on IOS and Android smart phones by the second quarter of 2017). In order to view the videos the patient would log onto the PHZIO web-site and would be directed to watch the appropriate video in sequence. As the patient is logged-in, the monitoring PT will be able to monitor how often and if the entire video session was viewed. This data would be captured and sent weekly to the prescribing physician and the monitoring PT for review. At all times, a licensed OLPT/PTA will have access to each patient utilizing the videos and will be able to communicate with a patient via video-conferencing and/or instant messaging. This will help improve adherence to the program as well as the success and safety of the patients’ treatments. A patient will also be instructed to walk or ride a bike at least 30 minutes three days per week in addition to participating in our program.

If the patient is not viewing the videos, then the prescribing physician and/or the monitoring PT would reach out to the patient by telephone and/or e-mail to encourage the patient to keep up their physical fitness regime. After each series, the patient returns for an office visit to the prescribing physician for blood tests, blood pressure and a weight management check- up as well as a follow-up visit with the PT for assessment of the patient’s progress toward established goals.

Exercise Patient Kits. Most patients will receive a home exercise tool kit, which will include: an inflatable exercise ball, a hand pump, a yoga mat, a yoga strap, and varying levels of resistance bands. Each of the PHZIO exercise videos will include exercises that incorporate the items in the tool kit. By using a bare minimum of equipment, patients should be able to participate more easily at home or at their workplace. Our estimated cost of the kit is $49, which we pay and factored in to aPT licensees revenue stream and internal projections. The cost of the exercise kits may also be billed to the patients account.

Our Cloud-based PHZIO System Design. Our CTO is currently a principal shareholder and operator of two video content platform based businesses in Ottawa Canada that have built and own the intellectual property for various global corporate and governmental projects having similar requirements as ours. Not only will his experience stand to significantly shorten our path to service activation of our own program, but his industry contacts will provide immediate access to valuable resources. Because of this access, initially all system maintenance, updates and upgrades of our PHZIO platform will be made by him and a readily available team of independent freelance consultants in Ottawa. Additionally, through his ownership in these video content platform businesses, the Company did enter into an agreement with one of them to secure the rights to intellectual property completing approximately 100% of the Company’s systems requirements at a total cost of $20,000. Our platform was built based on the Zendesk® highly-scalable customer service application platform. Currently, all system maintenance, updates and upgrades will be made by our CTO’s team in Ottawa.

Insurance/Reimbursement

Thus far in the state of California our initial licensee has successfully gained reimbursement from Blue Cross, Blue Shield and CIGNA insurance companies. The licensee receiver reimbursements that are equivalent to in-clinic patient reimbursements. For PT licensee patients, whose insurance companies provide little or no reimbursement for Physical Therapy Telemedicine Reimbursement, they may have higher co-payments for participating in the PHZIO program or be responsible to pay the full cost of such services.

Expansion into other markets where telemedicine has high support. On December 20, 2013, we executed a 25-year licensing agreement with a London, Ontario based telemedicine company Physical Relief Telemedicine Health Care Services (“PRTHCS”), pursuant to which we granted PRTHCS a limited, transferable right to use and promote our PHZIO Program within the province of Ontario; additional Canadian territories may be added at the parties’ mutual discretion. PRTHCS has a known track-record in the telemedicine industry in Canada. To date PRTHCS has been unsuccessful in licensing our PHZIO platform to any Canadian based PT clinics.

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

Company Development Costs As of the date of this Report, we have spent approximately 28 months developing our unique business model and our design for the Company’s automated website and systems for our PHZIO program. Over the course of the 28-month development phase we expended approximately $2,057,611 in travel expenses, legal, consulting services and miscellaneous expenses.

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

State Legislation

Insurance reimbursement for our PHZIO services is likely to improve in 2017 and beyond based upon current draft legislation in Congress that seeks to significantly expand Medicare’s reimbursement for telemedicine services including for physical therapy. If passed, this legislation would drive private healthcare insurers to also reimburse for physical therapy associated with telemedicine. Also, in early November 2014, we were advised by the California State Board of Physical Therapy (“CSBPT”) that we could operate our PHZIO platform and bill patients’ insurance within the Association’s rules in the state of California.

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

FDA Ruling: Examples of Mobile App’s which it Intends to Exclude from Regulation

On September 25, 2013, the FDA issued Finalized Guidance of medical mobile applications (“Apps”). The FDA has issued a ruling on Apps that may meet the definition of a medical device, but they have determined that they will not exercise enforcement on these Apps. The Guidance contains an appendix that provides examples of mobile apps that MAY meet the definition of medical device but for which FDA intends to exercise enforcement discretion. These mobile apps may be intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease. Even though these mobile apps may meet the definition of medical device, the FDA intends to exercise enforcement discretion for these mobile apps because they pose lower risk to the public. The FDA understands that there may be other unique and innovative mobile apps that may not be covered in this list that may also constitute healthcare related mobile apps. This list is not exhaustive; it is only intended to provide clarity and assistance in identifying the mobile apps that will not be subject to regulatory requirements at this time. Based on our understanding of the Guidance, although there can be no guarantee, we believe our PHZIO platform will not be subject to regulatory requirements because such services seem to fall within the statutory examples.

Employees

As of December 31, 2016, we had 4 employees and various consultants. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

Legal Proceedings

On February 14, 2017, eWellness Healthcare Corporation, a Nevada corporation with offices located in California (the “Registrant”) was served by a complaint filed by Rodney Schoemann (“Schoemann”) in the State of Louisiana. The lawsuit alleges that the Registrant is indebted to Schoemann under a promissory note (the “Schoemann Note”) stemming from four loans to the Registrant in the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Nevertheless, Schoemann claims in his lawsuit that, as a result of alleged defaults and extensions of the Schoemann Note, the Registrant is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far in excess of the maximum rate allowable in California or Louisiana. The Registrant and its counsel have determined that: (i) Schoemann is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; (ii) the interest rate Schoemann is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Registrant and counsel are of the opinion that the Schoemann suit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, we believe that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

Additionally, from time to time, we may become a party to litigation matters involving claims against us. Although we have not received any other notice that any proceeding or enforcement action has been instituted as of the date of this filing, as further explained elsewhere in this filing, the final comment received from the SEC regarding the Form 8-K that we initially filed on May 6, 2014, was that they were terminating their review of that filing because they continued to have concerns about certain of the issues raised, specifically a Rule 419 violation, that they could not resolve and were going to take further steps they deem appropriate. Please refer to the related discussion in Risk Factors “We may be subject to liability for failure to comply with Rule 419 under the Securities Act” and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contingencies.”

Transfer Agent

The transfer agent of the Company’s stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

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

Risks Related to our Financial Condition

Our Independent Registered Public Accounting Firm has expressed substantial doubt as to our ability to continue as a going concern.

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $100,000 per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow, the sale of restricted shares of our common stock and the issuance of convertible notes.

Based on our financial statements for the years ended December 31, 2016 and 2015, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Prospectus before deciding to purchase our common stock. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

To date, our operations have been funded entirely from the proceeds from equity and debt financings or loans from our management. While we have sufficient funds to launch our Platform in Los Angeles, we will likely require substantial additional capital in the near future.

We currently anticipate that our available capital resources will be sufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $1.5 million during the next twelve months to fulfill our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

We cannot be sure that any additional funding will be available on terms favorable to us or at all. Any additional equity financing may be dilutive to our shareholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of Common stock. Debt or equity financing may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to our product or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

We are an early stage company with a going concern qualification to our financial statements and pursue a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate our future prospects.

We are an early stage company with a short operating history and pursue a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate its future prospects; as a pre-revenue, early stage entity, it is subject to all of the risks inherent in a young business enterprise, such as, among other things, lack of market recognition and limited banking and financial relationships. As a result, we have little operating history to aid in assessing future prospects. We will encounter risks and difficulties as an early stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

Our financial statements as of December 31, 2016 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2016 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

We may be subject to liability for failure to comply with Rule 419 under the Securities Act.

We may be subject to liability for failure to comply with Rule 419 under the Securities Act. Prior to our acquisition of eWellness Corporation, we did not technically comply with the requirements of Rule 419 under the Securities Act. We previously offered for sale in a direct public offering 1,000,000 shares of our Common stock, pursuant to Rule 419 of the Securities Act (the “419 Transaction”) and filed a Registration Statement on Form S-1 (File No. 333-181440) that was declared effective by the SEC on September 14, 2012 (the “419 Registration Statement”). We sold 1,000,000 shares of our Common stock (the “Shares”) to investors at a price of $0.10 per share, for total subscription proceeds of $100,000 pursuant to the 419 Registration Statement. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”). Prior to the Share Exchange, we were considered a “blank check” company and a “shell” company and therefore, needed to fully comply with Rule 419. Among other things, Rule 419 requires that we deposit the securities being offered and proceeds of the offering contemplated by the 419 Registration Statement into an escrow or trust account pending the execution of an agreement for an acquisition or merger. If a consummated acquisition meeting the requirements of Rule 419 did not occur by a date 18 months after the September 14, 2012 effective date of the 419 Registration Statement, Rule 419(e)(2)(iv) requires a blank check company to return the funds held in the escrow account to all investors who participated in the offering within five (5) business days2. When we did not complete the Share Exchange by March 18, 2014, rather than physically return the funds, we gave the investors who participated in the financing that was initially conducted pursuant to Rule 419, the right to have their funds returned or use their funds to purchase the same shares in a private offering to be conducted pursuant to Rule 506(b) of the Securities Act; all of the investors directed us to use their respective funds for the private placement. Regardless, after various comments and discussions with the SEC’s staff within the division of corporate finance, it seems that such constructive compliance with Rule 419 is not permissible and we should have physically returned the investors’ funds when the Share Exchange was not completed by March 18, 2014. Ultimately, although we responded to all of the comments, the SEC continued to have concerns about the issues it raised and terminated its review of the relevant Form 8-K without clearing all of the comments and stated it would take further steps its deems necessary. Consequently, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Risks Related to our Platform and our Business

Our telemedicine platform is new and has only limited operation experience.

The Company has developed and tested its unique telemedicine platform www.PHZIO that is a Distance Monitored Physical Therapy Program (“PHZIO program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Our success is currently dependent upon our ability to maintain and develop relationship with physicians.

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

Our Platform may not be accepted in the marketplace.

Uncertainty exists as to whether our Platform will be accepted by the market without additional widespread PT or patient acceptance. A number of factors may limit the market acceptance of our Platform, including the availability of alternative products and services as well as the price of our Platform services relative to alternative products. There is a risk that PT or patient acceptance will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our Platform is new in the market, PT or patient acceptance will elect to use our Platform because it will permit to safe valuable PT’s time.

PT or patient needs to be persuaded that our Platform service is justified for the anticipated benefit, but there is no assurance that sufficient numbers of patients will be convinced to enable a successful market to develop for our Platform.

Our revenues will be dependent upon acceptance of our Platform product by the market. The failure of such acceptance will cause us to curtail or cease operations.

Our revenues are expected to come from our Platform. As a result, we will continue to incur operating losses until such time as revenues reach a mature level and we are able to generate sufficient revenues from our Platform to meet our operating expenses. There can be no assurance that PTs or patients will adopt our Platform. In the event that we are not able to market and significantly increase the number of PTs or patients that use our Platform, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Defects or malfunctions in our Platform could hurt our reputation, sales and profitability.

The acceptance of our Platform depends upon its effectiveness and reliability. Our Platform is complex and is continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our Platform to malfunction and our customers’ use of our Platform is interrupted, our reputation could suffer and our potential revenues could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions.

There can be no assurance that, despite our testing, errors will not be found in our Platform or new releases, resulting in loss of future revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service, any of which would have a material adverse effect upon our business, operating results and financial condition.

Software failures, breakdowns in the operations of our servers and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede services, and could result in the loss of PT and patients. While all of our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although, we plan to carry property and business interruption insurance for our business operations, our coverage might not be adequate to compensate us for all losses that may occur.

We face risks related to the storage of customers’ and their end users’ confidential and proprietary information.

Our Platform is designed to maintain the confidentiality and security of our patients’ confidential and proprietary data that are stored on our server systems, which may include sensitive personal data. However, any accidental or willful security breaches or other unauthorized access to these data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

We might incur substantial expense to further develop our Platform which may never become sufficiently successful.

Our growth strategy requires the successful launch of our Platform. Although management will take every precaution to ensure that our Platform will, with a high degree of likelihood, achieve commercial success, there can be no assurance that this will be the case. The causes for failure of our Platform once commercialized can be numerous, including:

● market demand for our Platform proves to be smaller than we expect;
● further Platform development turns out to be more costly than anticipated or takes longer; our Platform requires significant adjustment post commercialization, rendering the Platform uneconomic or extending considerably the likely investment return period;·additional regulatory requirements may increase the overall costs of the development;·patent conflicts or unenforceable intellectual property rights; and PTs and clients may be unwilling to adopt and/or use our Platform.
● Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal controls over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We cannot be certain that we will obtain patents for our Platform and technology or that such patents will protect us from competitors.

We believe that our success and competitive position will depend in part on our ability to obtain and maintain patents for our Platform, which is both costly and time consuming. We still are in the process to evaluate the patent potentials of our Platform. Patent Offices typically requires 12-24 months or more to process a patent application. There can be no assurance that any of our potential patent applications will be approved. However, we have decided to launch our Platform without patent protection. There can be no assurance that any potential patent issued or licensed to us will provide us with protection against competitive products, protect us against changes in industry trends which we have may not have anticipated or otherwise protect the commercial viability of our Platform, or that challenges will not be instituted against the validity or enforceability of any of our future patents or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity of a patent and enforce it against infringement can be substantial. Even issued patents may later be modified or revoked by the Patent and Trademark Office or in legal proceedings. Patent applications in the United States are maintained in secrecy until the patent issues and, since publication of patents tends to lag behind actual discoveries, we cannot be certain that if we obtain patents for our product, we were the first creator of the inventions covered by a pending patent applications or the first to file patent applications on such inventions.

Liability issues are inherent in the Healthcare industry and insurance is expensive and difficult to obtain, we may be exposed to large lawsuits.

Our business exposes us to potential liability risks, which are inherent in the Healthcare industry. While we will take precautions, we deem to be appropriate to avoid liability suits against us, there can be no assurance that we will be able to avoid significant liability exposure. Liability insurance for the Healthcare industry is generally expensive. We have obtained professional indemnity insurance coverage for our Platform. There can be no assurance that we will be able to maintain such coverage on acceptable terms, or that any insurance policy will provide adequate protection against potential claims. A successful liability claim brought against us may exceed any insurance coverage secured by us and could have a material adverse effect on our results or ability to continue our Platform.

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

We will need to increase the size of our organization, and may experience difficulties in managing growth.

At present, we are a small company. We expect to experience a period of expansion in headcount, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate new managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

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

Currently, our management’s participation in our business and operations is limited

To date, we have been unable to offer cash compensation to our officers due to our lack of revenue. Accordingly, each of the Company’s executive officers maintain jobs outside of their position at eWellness. Although each of our executive officers have made preparations to devote their efforts, on a full-time basis, towards our objectives once we can afford executive compensation commensurate with that being paid in the marketplace, until such time, our officers will not devote their full time and attention to the operations of the Company. None of our officers have committed a specific portion of their time or an approximate number of hours per week in writing to the objectives of the company and no assurances can be given as to when we will be financially able to engage our officers on a full-time basis and therefore, until such time, it is possible that the inability of such persons to devote their full-time attention to the Company may result in delays in progress toward implementing our business plan.

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

Our revenues may fluctuate due to weather

We anticipate having a considerable number of PT licensees in locations in states that normally experience snow and ice during the winter months. Also, a considerable number of our clinics may be located in states along the Gulf Coast and Atlantic Coast, which are subject to periodic winter storms, hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients from traveling to our clinics, which may cause a decrease in our future net operating revenues.

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

Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations

Our future PT licensees’ operations are largely decentralized and certain of our internal controls, particularly the processing of billings and cash collections, occur at the clinic level. Taken as a whole, we believe our future internal controls for these functions at our PT licensees clinical facilities will be adequate. Our controls for billing and collections largely depend on compliance with our written policies and procedures and separation of functions among clinic personnel. We also intend to maintain corporate level controls, including an audit compliance program, that are intended to mitigate and detect any potential deficiencies in internal controls at the clinic level. The effectiveness of these controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the level of compliance with our policies and procedures deteriorates.

Risks Related to Regulation

Our products may be subject to product liability legal claims, which could have an adverse effect on our business, results of operations and financial condition.

Certain of our products provide applications that relate to patient clinical information. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We anticipate that in the future we will maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

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

As existing regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the effect now. We have taken steps to modify our products, services and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

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

Our Common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	That a broker or dealer approve a person’s account for transactions in penny stocks; and
●	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●	Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	Sets forth the basis on which the broker or dealer made the suitability determination; and
●	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common stock and cause a decline in the market value of our stock.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our common stock are thinly-traded on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Any substantial sales of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Our share price could be volatile and our trading volume may fluctuate substantially.

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.01 to a high of $4.00 since trading began in 2016. Many factors could have a significant impact on the future price of our common shares, including:

●	our inability to raise additional capital to fund our operations;
●	our failure to successfully implement our business objectives and strategic growth plans;
●	compliance with ongoing regulatory requirements;
●	market acceptance of our product;
●	changes in government regulations;
●	general economic conditions and other external factors; and
●	actual or anticipated fluctuations in our quarterly financial and operating results; and the degree of trading liquidity in our common shares.

Our annual and quarterly results may fluctuate, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results may in the future fluctuate significantly depending on factors including the timing of purchase orders, new product releases by us and other companies, gain or loss of significant customers, price discounting of our product, the timing of expenditures, product delivery requirements and economic conditions. Revenues related to our product are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of revenues from our product is dependent on several factors, including, but not limited to, the terms of any license agreement and the timing of implementation of our products by our customers.

Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our Common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 400,000,000 shares of common stock, $0.001 par value per share, of which, as of March 31, 2017, 66,331,382 shares of Common stock were issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorizes 20,000,000 shares of preferred stock, $0.001 par value per share of which 2,528,089 Series A Preferred Stock are outstanding, which are convertible into 50,561,800 common stock and have twenty (20) votes per shares. The board of directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

The Nevada Revised Statute contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the NRS. Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in the Company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

Our stock price and ability to finance may be adversely affected by our outstanding convertible securities and warrants.

Sales of the shares of our common stock issuable upon exercise of warrants and upon conversion of our convertible securities, would likely have a depressive effect on the market price of our common stock. Further, the existence of, and/or potential exercise or conversion of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market at this time. As a result, the terms on which we may obtain additional financing during the period any of these warrants or convertible securities remain outstanding may be adversely affected by the existence of such warrants and convertible securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our eWellness Corporate Office is in Culver City, California. We lease 150 square feet for $500 per month from Evolution Physical Therapy, a company owned by our CEO. (See “Certain Relationships and Related Transactions” below).

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2017, the Company was served by a complaint filed by Rodney Schoemann (“Schoemann”) in the State of Louisiana. The lawsuit alleges that the Company is indebted to Schoemann under a promissory note (the “Schoemann Note”) stemming from four loans to the Company in the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Nevertheless, Schoemann claims in his lawsuit that, as a result of alleged defaults and extensions of the Schoemann Note, the Company is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far in excess of the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) Schoemann is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; (ii) the interest rate Schoemann is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Company and counsel are of the opinion that the Schoemann suit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, we believe that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

Although we have not received notice that any proceeding or enforcement action has been instituted as of the date of this Report, as further explained elsewhere in this Report, the final comment received from the SEC regarding the Current Report on Form 8-K that we initially filed on May 6, 2014, was that they were terminating their review of that filing because they continued to have concerns about certain of the issues raised, specifically a Rule 419 violation, that they could not resolve and were going to take further steps they deem appropriate. Please refer to the related discussion in Part I, Risk Factors “We may be subject to liability for failure to comply with Rule 419 under the Securities Act” and Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contingencies.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 1, 2016, our common stock became subject to quotation on the OTCQB Market under the symbol EWLL, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company’s securities on the OTCQB Market limits the liquidity and price of the Company’s Common stock more than if the Company’s shares of Common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of Common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2016:
First Quarter	$3.00	$2.75
Second Quarter	$4.00	$1.75
Third Quarter	$1.75	$0.03
Fourth Quarter	$0.44	$0.01
Year Ending December 31, 2017:
First Quarter	$0.16	$0.09

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

Record Holders. As of March 27, 2017, we had 66,331,382 shares of $0.001 par value common stock issued and outstanding held by 104 shareholders of record.

As of March 31, 2017, there are 29,800,645 outstanding options or warrants to purchase, or other instruments convertible into, common equity of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans. On July 31, 2015, the Board of Directors approved the 2015 Stock Option Plan, pursuant to which certain directors, officers, employees and consultants will be eligible for certain stock options and grants. The Plan is effective as of August 1, 2015 and the maximum number of shares reserved and available for granting awards under the Plan shall be an aggregate of 3,000,000 shares of common stock, provided however that on each January 1, starting with January 1, 2016, an additional number of shares equal to the lesser of (A) 2% of the outstanding number of shares (on a fully-diluted basis) on the immediately preceding December 31 and (B) such lower number of shares as may be determined by the Board or committee charged with administering the plan. This plan may be amended at any time by the Board or appointed plan Committee.

As of the year ended December 31, 2016, the Company granted a total of 20,250,000 stock options at an average exercise price of $0.27.

The 2015 Stock Option Plan

On July 31, 2015, our Board of Directors approved the 2015 Stock Option Plan. The following is a brief description of certain key features of the 2015 Plan, the full text of which is attached as Exhibit 10.7. This summary is qualified in its entirety by reference to Exhibit 10.7.

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

The Committee has the authority to administer and interpret the 2010 Plan, to determine the employees to whom awards will be made under the 2015 Plan and, subject to the terms of the 2015 Plan, the type and size of each award, the terms and conditions for vesting, cancellation and forfeiture of awards and the other features applicable to each award or type of award. The Committee may accelerate or defer the vesting or payment of awards, cancel or modify outstanding awards, waive any conditions or restrictions imposed with respect to awards of the stock issued pursuant to awards and make any and all other determinations that it deems appropriate with respect to the administration of the 2015 Plan, subject to the minimum vesting requirements of the 2015 Plan, the provisions of Sections 162(m) of the Internal Revenue Code and any applicable laws or exchange rules.

Eligibility. All employees, officers, directors and consultants are eligible to receive awards under the 2015 Plan. The definition of “employee” means any person including officers and directors of the Company or a parent or subsidiary of the Company. Neither service as a Director nor payment of a director’s fee by the Company will be sufficient to constitute “employment” by the Company. Participation is discretionary — awards are subject to approval by the Committee. Pursuant to the 2015 Plan, the Company is permitted to grant non statutory stock options, restricted stock, stock appreciation rights, performance shares, restricted stock units and other stock based awards to the employees, directors and consultants. Incentive stock options are not issuable under the 2015 Plan.

Shares Subject to the Plan. On December 9, 2016, the Board of Directors agreed to increase the number of Shares available for granting awards under the 2015 Plan to 20,000,000.

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

Fair Market Value. Fair Market Value means shall mean, with respect to any property (including, without limitation, any shares or other securities), the fair market value of such property determined by such methods or procedures as shall be established from time to time by the Board or the Committee.

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

Duration. The Board may amend, alter, suspend, discontinue, or terminate the Plan, including, without limitation, any amendment, alteration, suspension, discontinuation, or termination that would impair the rights of any Participant, or any other holder or beneficiary of any Award theretofore granted, without the consent of any share owner, participant of the 2015 Plan, another holder or beneficiary of an Award, or other Person. No Award shall be granted under the Plan more than 10 years after August 1, 2015. However, unless otherwise expressly provided in an applicable Award Agreement, any Award theretofore granted may extend beyond such date, and the authority of the Board and the Committee to amend, alter, adjust, suspend, discontinue, or terminate any such Award, or to waive any conditions or rights under any such Award, and the authority of the Board to amend the Plan, shall extend beyond such date.

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

Sales of Unregistered Securities in 2015:

On January 24, 2015, we extended the term of an outstanding consulting and service agreement, pursuant to which the Company shall issue 400,000 shares of restricted common stock and 400,000 callable common stock purchase warrants at a strike price of $0.35 per share.

On February 23, 2015, we entered into a one-year agreement with a consultant to provide certain corporate finance, investor relations and related business matters in exchange for 60,000 shares of restricted common stock.

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

On May 15, 2015, the Company received $25,000 in exchange for a 90-day promissory note at an interest rate of 5% per annum. As an inducement for this promissory note, the Company issued 150,000 warrants to purchase Company common stock at $.35 per share. This note and accrued interest was due on August 16, 2015.

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

On August 26, 2015, the Company extended the term of the $25,000 promissory note issued on May 15, 2015 that was originally due on August 28, 2015 to October 23, 2015. As consideration for the extension the Company agreed an annual interest rate of 12% retroactive to the original date of the note and issued 150,000 warrants to purchase Company common stock at $.80 per share.

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

On September 16, 2015, the Company received $22,500 in exchange for a 90-day promissory note at an interest rate of 12% per annum and a risky loan fee of $6,125. As an inducement for this promissory note, the Company issued 450,000 warrants to purchase Company common stock at $.80 per share. This note, accrued interest and risky loan fee was due on December 14, 2015. On December 6, 2015, the Company paid $22,998 principal towards this note dated May 15, 2015 and extension; July 15, 2015 and extension and issued another 90-day promissory note for $70,000. (See below)

On October 1, 2015, the Company authorized the issuance of 50,273 shares of common stock for the accrued interest on the debt conversions on July 14, 2015, August 19, 2015, and September 10, 2015. The shares were issued at $.35 per share.

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

On November 11, 2015, the Company authorized the issuance of 179,988 shares of common stock for the conversion of $57,670 convertible debt. These shares were issued at $.35 per share.

On December 6, 2015, the Company authorized a 90-day Promissory Note for $70,000 at an interest rate of 12% per annum plus a risky loan fee of $17,500 which is being amortized over the term of the loan. As an inducement, the Company issued 1,400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $2,800. The Company further agreed to repay the loan within three days of the Company receiving $500,000 or more in the current private placement of up to $2,500,000 convertible note with warrants. This Promissory Note resulted from the principal payment to the note holder of $28,222 and the holder cancelling the notes originally signed on May 27, 2015 plus extensions, July 15, 2015 plus extensions, September 16, 2015 and October 11, 2015.

On December 11, 2015, the Company entered into a securities purchase agreement with an accredited investor for (i) a note in the principal amount of $275,000 at a 10% original issue discount, (ii) a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.80 per share and (iii) 50,000 shares as an additional fee for a value of $5,000.

Sales of Unregistered Securities in 2016:

On January 20, 2016, the Company authorized the issuance of 50,000 shares for consulting services for a value of $5,000 that is being amortized over twelve months.

On February 29, 2016, the Company authorized the issuance of 227,232 shares for conversion of convertible debt of $69,500 and accrued interest of $10,031.

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

On July 13, 2016, the Company issued 172,958 shares of common stock because of warrants being exercised through a cashless exercise.

On December 14, 2016, the Company issued 90,364 shares of common stock because of warrants being exercised through a cashless exercise.

During the year ended December 31, 2016, the Company issued a total of 31,419,215 shares of common stock because of debt conversion. The total debt conversion was $191,731.

During the year ended December 31, 2016, the Company issued 935,000 shares of common stock for consulting services. The weighted average price of these shares was $1.44. The value of the shares is being amortized over the life of the contracts ranging from six to twelve months.

The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Registrant’s issuance of the above restricted securities was in reliance upon the exemption from registration pursuant to Section 4(2) and Regulation S promulgated by the SEC under the Act. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2016 and 2015 and should be read in conjunction with such financial statements and related notes included in this report.

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

Recent Developments

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc. (the “Bistromatics Agreement”), a Company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics will provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company has agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. If and when Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee will extend to $100,000. Bistromatics will have the ability to convert any outstanding amounts that fall in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher.

Plan of Operations

Our business model is to license our PHZIO (“PHZIO”) platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program.

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. All treatment revenue for 2015 and 2016 was reimbursed to EPT, but was not sufficient to generate sales for the Company. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the second quarter of 2017.

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

The PHZIO Solution: A New Physical Therapy Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs;
●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use;
●	Ability for physical therapists to observe multiple patients simultaneously in real-time;
●	Solves what has been a structural problem and limitation in post-acute care practice growth.
●	PT practices can experience 20% higher adherence & compliance rates versus industry standards; and
●	Tracking to 30% increase in net income for a PT practice.

Patient program adherence in 2015 and 2016 was nearly 85 percent due the real-time patient monitoring and the at-home use of the platform. Now physical therapy practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

Additional Treatment Protocols: Our current PHZIO platform includes a fully customizable treatment program for multiple physical therapy treatment plans including patient rehabilitations for total knee, hip and shoulder surgeries, lower and upper back ailments and other physical therapy treatments. We currently have a growing library of over 250 individual 2-4 minute exercise videos within our PHZIO platform, with additional exercise content generated as needed. The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. Our hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These programs are anticipated to be followed by woman’s health and geriatric programs by the end of the third quarter of 2017.

Our initial PHZIO platform enables employees or patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in the Company’s PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic checkups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre-and post-treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar physical therapy clinic. This unique model enables any physical therapy practice to be able to execute more patient care while utilizing their same resources, and creates more value than was ever before possible.

On April 1, 2015, the Company entered into an Operating Agreement with Evolution Physical Therapy (“EPT”), a company owned by our CEO, pursuant to which EPT operate our Platform and offers it to selected physical therapy patients of EPT. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments. On May 7, 2015, EPT inducted the first patient using our platform. The total (insurance reimbursed) monitored PHZIO visits in 2015 and 2016 was 1928 total patient visits that include: 2015: 699 patient visits (239 insurance reimbursed patient visits generating approximately $13,500 in gross revenue) and in 2016: 1,229 patient visits generating $1,496 (approximately 26 insurance reimbursed visits). These gross revenue figures were not sufficient to generate any gross sales for the Company. The average insurance reimbursement per PHZIO session in 2015 and 2016 was $56 (excluding co-payments). Respectively. The top line wellness goals of our program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

Our PHZIO platform, including: design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had enormous success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He can recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

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

Selling General and Administrative Expenses (SGA). Before even launching, we have received a high indication of interest in our service. We think the demand is warranted, but recognize that in the preliminary stages of our services, we may experience bottlenecks in our ability to meet the demand for same. Under this type of environment, it is critical to maintain awareness of the Company’s operational budget goals and how they are being met in our attempts to address demand. Regardless of our growth pace, it is critical to shareholder value that we are mindful of our operational spending.

Cashflow. Because the Company is “early stage” and launching with a minimum of capital, monitoring cashflow on a constant basis will be essential to growth.

Results of Operations of eWellness for the Twelve-month Period Ended December 31, 2016 vs. 2015

REVENUES: eWellness has reported $0 revenues from operations for the years ended December 31, 2016 and December 31, 2015. We anticipate the beginning of revenue generation by the second quarter of 2017.

OPERATING EXPENSES: Total operating expenses increased to $3,371,460 for the year ended December 31, 2016 from $1,400,240 for the year ended December 31, 2015. The increase is a result of legal, accounting services, and consulting fees ($2,048,355).

NET LOSS: The Company incurred a net loss of $12,460,694 for the year ended December 31, 2016, compared with a net loss of $1,554,908 for the year ended December 31, 2015, which reflects an increase of $10,905,786. The increase is a result of legal, accounting services, consulting fees of $2,048,355, a loss of $10,318,969 of derivative expense from the issuance of derivative instruments and the amortization of $793,716 of debt discount on debt instruments issued.

Liquidity and Capital Resources

As of December 31, 2016, we had negative working capital of $10,018,688 compared to negative working capital of $1,430,459 as of December 31, 2015. The majority of the increase of negative working capital is because of the derivative liability. Cash flows provided by financing activities were $336,796 and $443,127 for the years ended December 31, 2016 and December 31, 2015, respectively. The decrease in cash flows from financing activities was the reduction in promissory notes issued for cash. The cash balance as of December 31, 2016 was $13,995.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements. For the year ended December 31, 2016, there was a negative cash flows from operations of $364,752 compared to a negative cash flows from operations of $397,869 for the year ended December 31, 2015. This is primarily due to the net loss for each of the years ending December 31, 2016 and 2015. We are seeking financing in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

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

Rule 419 required that the Share Exchange occur on or before March 18, 2014, but due to normal negotiations regarding the transactions and the parties’ efforts to satisfy all the closing conditions, the Share Exchange did not close on such date. Accordingly, after numerous discussions with management of both parties, they entered into an Amended and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the Rule 419 Offering into participants of a similarly termed private offering (the “Converted Offering”), to be conducted pursuant to Regulation D, as promulgated under the Securities Act.

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

Because of these communications and past comments, we are disclosing that we did not comply with the requirements of Rule 419, which required us to physically return the funds previously submitted to escrow pursuant to the Rule 419 Offering. Because of our failure to comply with Rule 419, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible now to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining now the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. Considering the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-20 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eWellness Healthcare Corporation

We have audited the accompanying balance sheets of eWellness Healthcare Corporation as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. eWellness Healthcare Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWellness Healthcare Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, a deficit in stockholders’ equity and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

March 31, 2017

eWELLNESS HEALTHCARE CORPORATION

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash	$13,995	$41,951
Prepaid expenses	723,046	4,053

Total current assets	737,041	46,004

Property & equipment, net	4,279	5,964
Intangible assets, net	16,908	19,862

TOTAL ASSETS	$758,228	$71,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$340,793	$248,304
Accounts payable - related party	379,481	43,717
Accrued expenses - related party	104,429	33,090
Accrued compensation	940,000	677,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	247,710	309,945
Derivative liability	8,473,265	2,802
Short term note and liabilities	180,051	71,605

Total current liabilities	10,755,729	1,476,463

Total Liabilities	10,755,729	1,476,463

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 51,435,307 and 18,170,538 issued and outstanding, respectively	51,435	18,171
Shares to be issued	110,740	-
Additional paid in capital	5,757,205	2,033,383
Accumulated deficit	(15,916,881)	(3,456,187)

Total Stockholders’ Deficit	(9,997,501)	(1,404,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$758,228	$71,830

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2016	December 31, 2015

OPERATING EXPENSES
Executive compensation	$576,000	$744,000
General and administrative	309,805	196,354
Professional fees	2,485,655	459,886

Total Operating Expenses	3,371,460	1,400,240

Loss from Operations	(3,371,460)	(1,400,240)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	2,216,266	11,323
Gain (loss) on derivative liability	(10,318,969)	-
Loss on conversion of debt	-	(31,774)
Interest expense, related parties	(4,156)	(3,921)
Interest expense	(981,575)	(129,406)

Net Loss before Income Taxes	(12,459,894)	(1,554,018)

Income tax expense	(800)	(890)

Net Loss	$(12,460,694)	$(1,554,908)

Basic (loss) per share	$(0.51)	$(0.09)

Weighted average shares outstanding	24,267,074	17,214,861

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

						Additional		Total
	Preferred Shares		Common Shares		Shares	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	to be issued	Capital	Deficit	Deficit

Balance at December 31, 2014	-	$-	16,421,000	$16,421	$-	$1,087,320	$(1,901,279)	$(797,538)

Imputed interest	-	-	-	-	-	3,920	-	3,920

Contributed services	-	-	-	-	-	390,000	-	390,000

Shares issued for services @ $.10/share	-	-	460,000	460	-	45,540	-	46,000

Shares issued for debt conversion @ $.35	-	-	1,239,538	1,240	-	432,599	-	433,839

Shares issued for contract @ $.10	-	-	50,000	50	-	4,950	-	5,000

Convertible debt discount	-	-	-	-	-	44,189	-	44,189

Warrants issued for debt	-	-	-	-	-	7,666	-	7,666

Warrants issued for services rendered	-	-	-	-	-	17,199	-	17,199

Warrants issued with convertible debt	-	-	-	-	-	-	-	0

Net loss	-	-	-	-	-	-	(1,554,908)	(1,554,908)

Balance at December 31, 2015	-	$-	18,170,538	$18,171	$-	$2,033,383	$(3,456,187)	$(1,404,633)

Imputed interest	-	-	-	-	-	4,156	-	4,156

Contributed services	-	-	-	-	-	306,000	-	306,000

Option expense	-	-	-	-	-	544,591	-	544,591

Warrants issued with debt	-	-	-	-	-	510,967	-	510,967

Shares issued for cash received	-	-	120,000	120	-	119,880	-	120,000

Shares issued for debt conversion	-	-	31,646,447	31,646	92,240	231,376	-	355,262

Shares issued for prepaid services	-	-	985,000	985	18,500	1,957,365	-	1,976,850

Shares issued for services	-	-	250,000	250	-	49,750	-	50,000

Shares issued for warrants exercised	-	-	263,322	263	-	(263)	-	0

Net loss	-	-	-	-	-	-	(12,460,694)	(12,460,694)

Balance at December 31, 2016	-	$-	51,435,307	$51,435	$110,740	$5,757,205	$(15,916,881)	$(9,997,501)

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities
Net loss	$(12,460,694)	$(1,554,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,639	4,428.
Contributed services	306,000	390,000
Shares issued for consulting services	50,000	45,000
Imputed interest - related party	4,156	3,920
Options expense	544,591	-
Amortization of debt discount and prepaids	2,068,243	84,462
Warrants issued for services	-	16,640
Debt issued for consulting fees	-	100,000
Loss on debt conversion	-	31,774
Loss on derivative liability	10,318,969	-
Gain on extinguishment of debt	(2,216,266)	-

Changes in operating assets and liabilities
Advances - related parties	-	7,054
Prepaid expense	(16,670)	23,780
Accounts payable and accrued expenses	242,177	111,512
Accounts payable - related party	455,764	(12,439)
Accrued expenses - related party	71,339	2,908
Accrued compensation	263,000	348,000

Net cash used in operating activities	(364,752)	(397,869)

Cash flows from investing activities
Purchase of equipment	-	(4,207)
Net cash used in investing activities	-	(4,207)

Cash flows from financing activities
Proceeds from issuance of common stock	120,000	-
Proceeds from issuance of debt	-	104,000
Proceeds from issuance of convertible debt	250,000	386,100
Payments on debt	(33,204)	(43,223)
Payments on risky loan fees	-	(3,750)

Net cash provided by financing activities	336,796	443,127

Net increase (decrease) in cash	(27,956)	41,051

Cash, beginning of period	41,951	900

Cash, end of period	$13,995	$41,951

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$25,000	$-

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

The eWellness strategy as a first-to-market enterprise in the Physical Therapy based telemedicine industry is to deliver a telemedicine physical therapy service augmenting corporate wellness programs and expand nationally through a Software as a Service (SaaS) business model that enables existing physical therapy practices to extend their offerings via our telemedicine solution. Our objective is to provide Distance Monitored Physical Therapy (PHZIO) Programs to pre-diabetic, cardiac and health challenged patients and knee and hip surgery rehabilitation. For corporate wellness program our services are designed to deliver significant healthcare savings to the company while charging a very small relative incremental cost.

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

Going Concern

For the year ended December 31, 2016, the Company had no revenues. The Company has an accumulated loss of $15,916,881. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$8,473,265	$-	$-	$8,473,265
Total liabilities measure at fair value	$8,473,265	$-	$-	$8,473,265

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

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2016 and 2015, there was no impairment recognized.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all the benefits of deferred tax assets will not be realized.

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (the “FASB)”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU-2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result of this new guidance, beginning in 2015 (early adoption), direct and incremental costs associated with the issuance of debt instruments such as legal fees, printing costs, and underwriters’ fees, among others, paid to parties other than creditors, are reported and presented as a reduction of debt on the consolidated balance sheets.

Debt issuance costs and premiums or discounts are amortized over the term of the respective financing arrangement using the effective interest method. Amortization of these amounts is included as a component of interest expense net, in the consolidated statements of operations.

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the period ended December 31, 2016, no dilutive shares are added into the loss per share calculations. While currently antidilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents.

	2016	2015

Options	15,586,494	-
Warrants	7,401,556	2,287,764
Convertible Notes	43,025,637	28,779,215
	66,013,687	31,066,979

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $8,421 and $4,214 less accumulated depreciation of $4,142 and $2,457 for the years ended December 31, 2016 and 2015, respectively. Depreciation expense was $1,685 and $1,474 for the years ended December 31, 2016 and 2015, respectively.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets was $24,770 and $24,770 less accumulated amortization of $7,862 and $4,908 for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, the amortization expense recorded was $2,954 and $2,954, respectively.

Note 5. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2016 and 2015:

	2016	2015

Deferred tax assets:
NOL Carryover	$1,490,500	$436,300
Accrued Payroll	329,000	237,000
Deferred tax liabilities
Depreciation	(1,100)	(200)
Valuation allowance	(1.818,400)	(673,100)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015

Book Loss	$(4,361,200)	$(554,200)
Depreciation	300	(300)
Contributed Services	107,100	136,500
Meals & Entertainment	6,100	1,300
Stock for Expense Accounts	14,300	21,600
Contributed Interest Expense	1,500	1,400
Gain/Loss on settlement of debt through equity	(775,700)	11,100
Amortization of debt discount	277,800	19,800
Accrued Payroll	92,100	121,800
Loss on derivative	3,611,600	-
Related Party Interest	1,500	1,400
Valuation allowance	1,024,600	229,600
	$-	$-

At December 31, 2016, the Company had net operating loss carryforwards of approximately $4,259,000 that may be offset against future taxable income from the year 2017 through 2036. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2016 and 2015 related to unrecognized benefits.

The tax years ended December 31, 2015, 2014, and 2013 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6. Related Party Transactions

Through the year ended December 31, 2016, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $91,271 on the Company’s behalf for various operating expenses. The amounts outstanding as of December 31, 2016 and December 31, 2015 were $10,481 and $43,717, respectively. During the year ended December 31, 2016, the Company recorded $4,156 imputed interest on the amount owed to the related party based on an interest rate of 8%.

On April 1, 2015, the Company entered into an operating agreement with a physical therapy company (“EPT”) which is owned by the Company’s President and Chief Executive Officer. Through the agreement, the Company agrees to provide operating capital advances for EPT to offer the Company’s PHIZIO platform to physical therapy patients. For accounting and tax purposes, the net profits or losses generated by EPT shall be allocated on a monthly basis. The Company will receive 75% of the net patient insurance reimbursements associated with the operation of the PHIZIO platform.

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the PC will be issued 25,280,899 common shares at a cost value of $0.0089. These shares will be issued in 2017 when the increase of authorized shares is completed. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2016, the Company had a payable of $285,000 due to this company.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Throughout the year ended December 31, 2016, the officers and directors of the Company incur business expenses on behalf of the Company. The amounts payable to the officers as of the years ended December 31, 2016 and 2015 were $44,429 and $33,089, respectively. There were no expenses due to the board members but the Company has accrued directors’ fees of $60,000 and $0 at the years ended December 31, 2016 and 2015, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $940,000 and $677,000 for the years ended December 31, 2016 and 2015, respectively.

Note 7. Non-Convertible Notes Payable

On March 14, 2016, the Company issued a 45-day promissory note to a shareholder of $112,550 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, and December 6, 2015. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on May 1, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the period ended December 31, 2016, the Company recorded $1,801 of interest expense for this note.

On May 2, 2016, the Company issued a 40-day promissory note to a shareholder of $131,399 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015 and March 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on June 10, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $1,251,078. For the period ended December 31, 2016, the Company recorded $1,708 of interest expense for this note.

On June 11, 2016, the Company issued a 30-day promissory note to a shareholder of $152,989 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016 and May 2, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on July 13, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $587,780. For the period ended December 31, 2016, the Company recorded $1,632 of interest expense for this note.

On July 14, 2016, the Company issued a 30-day promissory note to a shareholder of $177,762 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016, May 2, 2016, and June 11, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on August 15, 2016. As an inducement for this promissory note, the Company issued 300,000 warrants to purchase Company common stock at $.50 per share. The fair value of the warrants is $153,776. For the period ended December 31, 2016, the Company recorded $2,844 of interest expense for this note.

On August 16, 2016, the Company issued a 30-day promissory note to a shareholder of $213,255 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016, May 2, 2016, June 11, 2016 and July 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 18% due and payable on November 14, 2016. As an inducement for this promissory note, the Company issued 675,000 warrants to purchase Company common stock at $.50 per share. The fair value of the warrants is $42,427. During the period ended December 31, 2016, the Company recorded $9,596 of interest expense for this note. During the year ended December 31, 2016, the Company paid $33,204 as a principal payment on this promissory note.

On November 14, 2016, the Company made a partial principal payment of $33,204 on the promissory note dated August 16, 2016 that expired on November 14, 2016. As of November 15, 2016, the Company is in default for the remaining balance of $180,051. On February 14, 2017, the Company was served by a complaint filed by Rodney Schoemann (“Schoemann”) in the State of Louisiana. The lawsuit alleges that the Company is indebted to Schoemann under a promissory note (the “Schoemann Note”) stemming from four loans to the Company in the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Nevertheless, Schoemann claims in his lawsuit that, as a result of alleged defaults and extensions of the Schoemann Note, the Company is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far in excess of the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) Schoemann is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; (ii) the interest rate Schoemann is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Company and counsel are of the opinion that the Schoemann suit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, we believe that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

Note 8. Convertible Notes Payable

During the year ended December 31, 2016, a holder of a note dated December 7, 2015, converted $172,931 of principal into, and the Company issued, 28,779,215 shares of common stock. Following these conversions, the remaining amount of the note of $112,069 and accrued interest of $12,931 was purchased by an accredited investor for $125,000. (Described below as the note issued on November 14, 2016). At the year ended December 31, 2016, this note was cancelled.

On February 29, 2016, a holder of a note dated December 23, 2014, converted into, and the Company issued, 227,232 shares of common stock. The Company has accrued $10,031 in interest expense during the year ended December 31, 2016.

On November 14, 2016, the Company signed a convertible note in which the note holder agreed to pay for the cancellation of $125,000 of the remaining balance of the convertible note payable dated December 7, 2015. The Company recorded $125,000 in debt discount for this note. The terms of the convertible note will be the same as the original note which are that interest is payable at 8% per annum. During the year ended December 31, 2016, the Company recorded $1,306 of interest expense. During the month of December 2016, the holder of the note converted $18,800 to 4,700,000 shares of common stock. The number of shares issued before the end of the year was 2,640,000. The value of the remaining unissued shares was recorded in the account Shares to be Issued.

On November 14, 2016, the Company entered into a securities purchase agreement with an accredited investor for a note in the principal amount of $275,000 at a 10% original issue. The note has a provision for 8% interest to be accrued until paid or converted into shares of common stock. During the year ended December 31, 2016, the Company recorded $2,872 of interest expense.

Note 9. Equity Transactions

The Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001.

Preferred Stock

With the Certificate of Amendment filed, noted above, the total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of December 31, 2016.

Common Stock

With the Certificate of Amendment filed, noted above, the total number of shares of common stock which the Company shall have authority to issue is 400,000,000 shares with a par value of $0.001 per share.

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

On June 2, 2016, the Company sold 120,000 shares of common stock upon receipt of $120,000 cash. With this stock purchase agreement, the Company authorized the issuance of 60,000 warrants at an exercise price of $1.50 per share.

On various dates from August 31, 2016 to November 14, 2016, the Company issued a total of 28,779,215 shares of common stock per debt conversion of the convertible note dated December 7, 2015. The total value of the debt conversion was $172,931. The shares were issued at an average price of $.006 per share.

On December 1, 2016, the Company agreed to convert $120,000 of accounts payable for two vendors into common stock at $.50 per share for a total of 2,400,000 shares. With this agreement, the Company also issued 1,200,000 warrants with an exercise price of $1.00 per share. The fair value of these warrants is $576. The 1,400,000 shares of common stock were issued in the first quarter of 2017. The remaining 1,000,000 will be issued in the second quarter of 2017.

During the month of December 2016, the Company issued a total of 2,640,000 shares of common stock per debt conversion of the convertible note dated November 14, 2016. The total of the debt conversion was $18,400. At the year ended December 31, 2016, there are 2,060,000 of additional shares of common stock yet to be issued per the debt conversion documents.

During the year ended December 31, 2016, the Company authorized the issuance of 29,006,447 shares of common stock for the conversion of convertible debt of $242,431 and accrued interest of $10,031.

During the year ended December 31, 2016, the Company issued 985,000 shares of common stock for consulting services. The weighted average price of these shares was $1.44 The value of the shares is being amortized over the life of the contracts ranging from six to twelve months.

During the year ended December 31, 2016, the Company issued 263,322 shares of common stock for the cashless exercise of warrants issued with convertible notes dated December 7, 2015.

As of the period ended December 31, 2016, the Company has 51,435,307 shares of common stock issued and outstanding.

On February 22, 2016, the Company received the common stock trading symbol of EWLL.

Warrants

On June 10, 2016, the Company authorized the issuance of 100,000 warrants that were issued as part of the extension of a convertible note dated December 7, 2015. These warrants were exercised as a cashless exercise on December 31, 2016 and 90,364 shares of common stock.

On July 12, 2016, the Company authorized the issuance of 300,000 warrants to be issued as part of the extension of a convertible note dated December 7, 2015. The fair value of the warrants is $79,677.

On July 13, 2016, the 250,000 warrants issued as part of the convertible note dated December 7, 2015 were exercised as a cashless exercise for the issuance of 172,958 shares of common stock.

During the year ended December 31, 2016, the Company issued a total of 2,175,000 warrants to induce the extension of non-convertible notes payable. These warrants had various exercise prices and issue dates. These warrants along with previously issued warrants to this debt holder were amended and the exercise prices were reduced to $.004 per share. As a result of these amendments the Company recognized a derivative liability of $1,064,620 at December 31, 2016.

The following is a summary of the status of the Company’s warrants as of December 31, 2016 and changes on that end date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2015	609,533	$0.18
Granted	5,021,658	$0.11
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2015	5,631,191	$0.11
Granted	3,835,000	$0.40
Exercised	350,000	$0.86
Cancelled	-	$-
Outstanding at December 31, 2016	9,116,190	$0.21

For purpose of determining the fair market value of the warrants and options issued during the year ended December 31, 2016, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The significant assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.0345 - $.18
Exercise price of warrants	$.004 and $1.00
Dividend yield	0.00%
Years to maturity	1-5
Risk free rate	.53% - 1.32%
Expected volatility	57.18% - 63.40%

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

On February 19, 2016, the Board of Directors authorized the issuance of 2,850,000 stock options under this plan to selected employees, directors and consultants. The stock options vest immediately upon the grant date and authorize the recipient to purchase shares of common stock at $.80 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .84% risk free rate and 61.4% volatility. At the year ended December 31, 2016, the vested value of the options was $4,633. This was recorded as stock option compensation expense.

On April 15, 2016, the Board of Directors authorized the issuance of stock options under this plan to a consultant. The 250,000 stock options vested immediately upon the grant date and authorized the recipient to purchase shares of common stock at $1.00 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .53% risk free rate and 57.2% volatility. At the year ended December 31, 2016, the vested value of $503,762 was expensed as stock option expense.

On December 9, 2016, the Board of Directors authorized the issuance of stock options under this plan to selected employees, directors and consultants. The 19,150,000 stock options vested immediately upon the grant date and authorized the recipient to purchase shares of common stock at $.17 per share within five years of the grant date. The Company valued the issuance of these options using the Black Scholes valuation model assuming a .53% risk free rate and 57.2% volatility. At the year ended December 31, 2016, the vested value of $40,829 was expensed as stock option compensation expense.

The following is a summary of the status of all Company’s stock options as of December 31, 2016 and changes during the period end date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price
Outstanding at January 1, 2016	-	$-
Granted	20,250,000	$0.27
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2016	20,250,000	$0.27
Options exercisable at December 31, 2016	20,250,000	$0.27

Note 10. Commitments, Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

The closing of the Initial Exchange Agreement dated May 2014 was conditioned upon certain, limited customary representations and warranties, as well as, among other things, our compliance with Rule 419 (“Rule 419”) of Regulation C under the Securities Act of 1933, as amended (the “Securities Act”) and the consent of our shareholders as required under Rule 419. Accordingly, we conducted a “Blank Check” offering subject to Rule 419 (the “Rule 419 Offering”) and filed a Registration Statement on Form S-1 to register the shares of such offering; the Registration Statement was declared effective on September 14, 2012. We used 10% of the subscription proceeds as permitted under Rule 419 and the amount remaining in the escrow trust as of the date of the closing of the Share Exchange was $90,000 (the “Trust Account Balance”).

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

Because of these communications and past comments, we are disclosing that we did not comply with the requirements of Rule 419, which required us to physically return the funds previously submitted to escrow pursuant to the Rule 419 Offering. Because of our failure to comply with Rule 419, the SEC may bring an enforcement action or commence litigation against us for failure to strictly comply with Rule 419. If any claims or actions were to be brought against us relating to our lack of compliance with Rule 419, we could be subject to penalties (including criminal penalties), required to pay fines, make damages payments or settlement payments. In addition, any claims or actions could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible now to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining now the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. Considering the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

The Company rents its Culver City, CA office space from a company owned by our CEO. The rental agreement provides for the value of the rent of $500 per month be recorded as contributed towards the founding eWellness and its operations. During the year ended December 31, 2016, we have recorded this rent payment in the Statements of Operations and Additional Paid in Capital on the Balance Sheet.

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

On May 20, 2015, the Company entered into an agreement with Mavericks Capital Securities LLC (“Mavericks”). The term of the contract begins on the effective date and can be terminated within 30 days upon written notice by either party. The Company is to pay Mavericks a monthly retainer fee of $10,000 that is deferred until the Company raises $250,000 in new investor funds from the effective date. In addition, the Company granted Mavericks 250,000 warrants to purchase Company common stock at $.35 per share. On September 28, 2015, the Company and Mavericks entered into an amendment to the consultant agreement pursuant to which Mavericks will also assist the Company in the acquisition of new customers, for which the Company shall pay Mavericks 10% of the revenue received by the Company, net of any pass-through costs, from any such customers introduced to the Company by Mavericks; payment shall be made upon the Company’s receipt of such revenues. In the amendment, the parties also further clarified the definition of Customer Acquisition.

On January 20, 2016, the Company entered into a one year agreement with a consulting firm to provide marketing and financial media awareness services. Compensation for this agreement is the issuance of 100,000 shares of common stock – 50,000 were issued at the signing of the agreement and the other 50,000 are to be issued in July 2016. The agreement was terminated and the additional shares were not issued. The value of these shares is $5,000 for each issuance which is being amortized over the term of the contract.

On March 14, 2016, the Company authorized a 45-day Promissory Note Extension at an interest rate of 12% per annum. As an inducement for this extension of previous promissory notes, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $794. For the year ended December 31, 2016, the Company recorded $1,801 of accrued interest for this note.

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

On May 2, 2016, the Company issued a 40-day promissory note to a shareholder of $131,399 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015 and March 14, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on June 10, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $1,251,078. For the year ended December 31, 2016, the Company recorded $1,708 of interest expense for this note.

On May 23, 2016, the Company entered into a one-year agreement with a financial advisory consultant. Compensation for this agreement is the issuance of 450,000 shares of common stock that vest on January 2, 2017. The value of these shares is $1,669,500 and is being amortized over the term of the contact.

On June 11, 2016, the Company issued a 30-day promissory note to a shareholder of $152,989 as an extension for notes with a shareholder dated May 30, 2015, July 15, 2015, September 16, 2015, October 11, 2015, December 6, 2015, March 14, 2016 and May 2, 2016. The amount of the note includes interest accrued on the previous notes, risky loan fee and a default fee. The note has an annual interest rate of 12% due and payable on July13, 2016. As an inducement for this promissory note, the Company issued 400,000 warrants to purchase Company common stock at $.80 per share. The fair value of the warrants is $578,780. For the year ended December 31, 2016, the Company recorded $1,632 of interest expense for this note.

On July 5, 2016, the Company entered into a six-month agreement with an investment and business consultant for certain investment and business matters. Compensation for this agreement was the issuance of 125,000 shares of common stock which have been issued at the value of $218,750. This was amortized over the life of the contract.

On July 8, 2016, the Company entered into a five-year business development agreement with a consultant for marketing the Company’s telemedicine platform to its customers. Upon the completion of a partnership for the Company with a large-scale California employer and/or one of its affiliate institutions that includes at least a 100-patient pilot study, the Company agrees to issue 50,000 $1.00 common stock 5-year purchase warrants. For each additional licensing of 20 physical therapy professionals through the consultant, the Company will issue an additional 50,000 common stock 5-year purchase warrants priced at market at the time of issuance. For any direct investor introduced by the consultant, the Company will pay a 5% cash fee on the gross amount invested.

On November 8, 2016, the Company signed an assumption agreement wherein the holder of the agreement would fund the payment of the remaining balance of a convertible note dated December 7, 2015 in the amount of $125,000. The note has an interest rate of 8% and the Company recorded $1,306 of accrued interest during the year ended December 31, 2016.

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the PC will be issued 25,280,899 common shares at a cost value of $0.0089. These shares will be issued in 2017 when the increase of authorized shares is completed. The PC will also have the right to appoint 40% of the directors.

On November 14, 2016, the Company signed a senior convertible note for the principal sum of $275,000 with an actual amount of $250,000 and a 10% original issue discount. The note expires on May 14, 2017 and has an interest rate of 8%. For the year ended December 31, 2016, the Company recorded $2,872 of accrued interest.

On December 2, 2016, the Company signed agreements for the conversion of debt to equity conversion of $120,000 debt for units. Each unit is comprised of (1) 200,000 shares of common stock at $.05 per share and (2) a warrant to purchase 100,000 shares of common stock at $1.00 for a period of three years. None of the shares were issued by the year ended December 31, 2016. The value of the shares was recorded in Shares to be Issued.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 11. Derivative Valuation

The Company evaluated the convertible debentures and associated warrants in acccordance with ASC Topic815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. In addition, the warrants have a Most Favored Nations clause resulting in the exercise price of the warrants also not being fixed. Therefore, these have been characterized as derivative instruments. We elected to recognize the notes under paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes and warrants in their entirety at fair value, with changes in fair value recognized in earnings.

The debt discount is amortized over the life of the note and recognized as interest expense. For the years ended December 31,2016 and 2015, we amortized the debt discount of $793,716 and $30,765, respectively, to interest expense. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $8,473,265 and $2,802 at December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, the Company had the following activity in the derivative liability account.

	Notes	Warrants	Total
Derivative liability at December 31, 2014	$-	$-	$-
Derivative liability at issuance of warrants	-	2,802	2,802
Loss on derivative liability	-	-	-
Derivative liability at December 31, 2015	-	2,802	2,802
Addition of new conversion option derivatives	773,019	1,278,645	2,051,664
Change in fair value	8,693,964	(172,009)	8,521,955
Reclassification of derivative to gain on extinguishment of debt	(2,103,156)	-	(2,103,156)
Derivative liability at December 31, 2016	$7,363,827	$1,109,438	$8,473,265

For purposes of determining the fair market value of the derivative liability , the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0260
Exercise price of warrants	$.01658
Risk free interest rate	.245%
Stock volatility factor	34.054%
Years to Maturity	.12329
Expected dividend yield	None

Note 12. Supplemental Cash Flow Information

During the year ended December 31, 2015, the Company had the following non-cash investing and financing activities:

●	Accrued interest of $3,848 and $3,980 was rolled into short-term notes and convertible debt, respectively.

●	$20,000 of short-term notes was transferred to convertible debt.

●	Issued 4,121,658 warrants valued at $7,666 as incentive for lenders to enter debt agreements.

●	Increased derivative liability and debt discount by $2,802 for warrant issued debt.

●	Increased debt discount by $44,189 for the value of the cash conversion feature on debt.

●	Increased debt discount by $25,000 for an Original Issue Discount on debt.

●	Increased debt discount by $10,000 for debt issuance costs.

●	Issued $5,000 of stock as incentive for a lender to enter a debt agreement.

●	Agreed to pay $40,125 and $5,000 in risky loan fees on short-term notes and convertible debt, respectively.

●	Transferred $6,500 from account payable to short term notes.

●	Issued 1,239,538 shares of common stock valued at $433,839 for the extinguishment of $410,917 worth of debt and $22,922 worth of accrued interest.

●	Issued 540,000 warrants for services valued at $17,199, of which $599 was recorded as a prepaid and $61,640 was recorded as warrants for services.

●	Issued 460,000 shares of common stock valued at $45,540, of which $1,000 was recorded as a prepaid and $45,000 was recorded as stock for services.

During the year ended December 31, 2016 the Company had the following non-cash investing and financing activities:

●	Accrued interest of $125,755 and $12,931 was rolled into short-term notes and convertible debt, respectively.

●	Increased derivative liability by $346,812 for convertible debt

●	Issued 3,835,000 warrants valued at $510,167 as incentive for lenders to enter debt agreements.

●	Increased derivative liability and debt discount by $152,035 for warrant issued debt.

●	Increased debt discount by $35,000 for an Original Issue Discount on debt.

●	Authorized 2,400,000 shares of stock to be issued for payables conversion totaling $120,000

●	Authorized issuance of 450,000 shares of stock to be issued for prepaid

●	Issued 31,646,447 shares of common stock for the extinguishment of $261,231 worth of debt and $10,031 worth of accrued interest. There are to be an additional 2,060,000 shares to be issued for the debt conversion

●	Issued 985,000 shares of common stock valued at $1,958,350 which was recorded as a prepaid

Note 13. Subsequent Events

In January 2017, the Company authorized a convertible note financing of $110,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the five (5) Trading Days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing lookback event. The notes have a 10% original issue discount and an interest rate of 8%.

In January 2017, 1,363,347 warrants were exercised as a cashless exercise for the issuance of 1,336,075 shares of common stock.

On January 17, 2017, the Company entered into an agreement with a consultant for a six-month period to provide services which will include: (i) introductions to brokers; (ii) assist with research coverage; (iii) introductions to over 100 funds, investment banking firms and market makers; and (iv) a presentation speaking slot with a Gold sponsorship at the 2017 Wall Street Conference. In consideration for the services, the Company agreed to 75,000 restricted shares of common stock. These shares have not yet been issued.

On January 19, 2017, the Company issued 700,000 shares of common stock per two separate agreements with consultants signed in December 2016.

On January 19, 2017, the Company issued 1,400,000 shares of common stock per one of the extinguishment of debt agreements dated December 1, 2016.

On January 24, 2017, the Registrant entered into a Definitive Service Agreement (“DSA”) with Bistromatics, a company for which the Company’s officer serves as an officer, affirming that the Company does not currently have enough authorized shares of common stock, based upon the number of issued and outstanding shares together with shares reserved for issuance, to issue Bistromatics 25,280,899 shares of common stock. As a result, the Company and Bistromatics agreed that the Company shall issue 2,528,089 shares of a newly authorized Series A Preferred Stock to Bistromatics; each share of which shall: (i) have 20 votes per share on all matters submitted to the vote of the holders of the Company’s voting capital stock (i.e.: 50,577,980 share voting rights); and (ii) be convertible into 10 shares of the Company’s existing shares of common stock. Notwithstanding the foregoing, the Series A Preferred Stock are convertible into shares of common stock inasmuch as the Company has filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 100 million shares, par value $0.001 per share to 400 million shares, par value $0.001per share. At the date of filing the Articles of Amendment, the outstanding shares of Series A Preferred Stock must be converted into 25,280,899 shares of the Company’s common stock. This transaction has not yet been completed. In connection with the Company’s obligations under the DSA, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001. The Certificate of Amendment has been filed with the State of Nevada and the Company has filed an Information Statement on Schedule 14C, based upon the Joint Written Consent of the Company’s Board of Directors and the Majority Consenting Stockholders and implementing a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis (the “Reverse Split”). After the Information Statement clears comments with the Securities and Exchange Commission, the Company must submit an application to and receive approval from FINRA for these corporate actions.

During the first quarter of 2017, the Company issued a total of 11,460,000 shares of common stock per debt conversion of the convertible note dated November 14, 2016. The total of the debt conversion was $47,000. There is 2,350,000 of additional shares of common stock yet to be issued per the debt conversion documents.

In February 2017, the Board of Directors of unanimously approved an amendment to the Company’s Articles of Incorporation to: (A) increase its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001; and (B) implement a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis. The Certificate of Amendment was authorized and approved by the Joint Written Consent of the Board of Directors and Majority Consenting Stockholders of the Company.

In February 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $165,000, each at $82,500. Each of the notes contain a 10% Original Issue Discount and an interest rate of 8%. The due date of the notes is August 9, 2017.

In February 2017, the Company entered into a Securities Purchase Agreement with a third party which required the issuance of a convertible note for $55,000 plus a 10% Original Issue Discount. The terms of this note are the same as the notes dated January 11 and January 31, 2017, which are that the convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the five (5) trading days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing look back event. The notes have a 10% original issue discount and an interest rate of 8%. The due date of the notes is August 14, 2017.

In February 2017, the Company and an institutional investor entered into an agreement in which: (a) the investor agreed to fund up to $5,000,000 in reliance upon an exception provided under Rule 506 of Regulation D promulgated by the SEC under the Securities act of 1933, as amended; (b) the Company will file a registration statement on Form S-1 with the SEC within 15 days after the Company files its annual 10K report for the year ended December 31, 2016; (c) the Company issued a convertible note in the principal amount of $100,000, bearing interest at 8%; and (d) the Company issued a second convertible note in the principal amount of $275,000 bearing interest at 8% of which $105,000 was initially funded. With the $275,000 convertible note, the Company also issued 68,750 cashless warrants exercisable at $.25 per share.

In February 2017, the Company was served by a complaint filed by the holder of a note payable. The lawsuit alleges that the Company is indebted to the note holder a promissory note stemming from four loans to the Company during the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further, the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far more than the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) the note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; and (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Company and counsel believe the lawsuit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, the Company believes that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2016, our internal control over financial reporting was not effective:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)
Darwin Fogt	42	President, Chief Executive Officer and Member of the Board of Directors
David Markowski	56	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	61	Chairman and Secretary
Curtis Hollister	43	Chief Technology Officer and Member of the Board of Directors
Douglas Cole	60	Member of the Board of Directors
Brandon Rowberry	43	Member of the Board of Directors
Rochelle Pleskow	56	Member of the Board of Directors

Darwin Fogt, President, CEO & Director. Mr. Fogt has been CEO of eWellness Corporation since May 2013. Since 2001, he has been founder, President and practicing therapist of Evolution Physical Therapy, Inc., a privately held company in Los Angeles, CA providing sports and orthopedic physical therapy services. From 2008 to present, Mr. Fogt has also been founder and President of Bebe PT, a physical therapy practice specializing in perinatal rehabilitation and wellness. Additionally, from 2012 to present Mr. Fogt has been founder and President of Evolution Fitness, a primarily cash-based fitness and rehabilitation center serving high level athletes and clients in Culver City, CA. Mr. Fogt has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. Mr. Fogt earned his B.S. in Exercise Science from the University of Southern California in 1996 and his MPT (Masters of Physical Therapy) from California State University: Long Beach in 2001. He is currently working toward earning his DPT (Doctorate of Physical Therapy) degree.

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

Curtis Hollister, Chief Technology Officer & Director. Mr. Hollister has been a founder and CTO of eWellness since May 2013. From November 2008 to present he has been the founder and President of Social Pixels, a privately held Canadian company focused on helping companies apply online media and digital campaigning. From November 2008 to present he has been the founder and President of Ripplefire, a privately held Canadian company also specializing in the digital campaigning space. He is a global entrepreneur and innovator known for his ability to identify and capitalize on industry trends. His high-profile projects include such clients as Government of Canada, AT&T, Bell Canada, Microsoft, Nokia, Conversant IP and TD Bank. From 1998 to 2002 Mr. Hollister founded and operated TeamCast.com, a technology spin-off focusing on peer-to-peer networking. From 1997 to 2002 Mr. Hollister founded and operated Intrasoft Technologies, a technology start-up to capitalize on the emerging Intranet application market. From 1995 to 1997 Mr. Hollister founded and operated Intranet Technologies, the first successful Internet service provider in Ottawa, Canada’s capital city. Mr. Hollister graduated from Center Hastings Secondary in 1991 and from 1991 to 1995 attended Carleton University with a special focus on Economics.

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

Brandon Rowberry, Director. Mr. Rowberry has been a Director since June 2014. He is a well-known healthcare innovation executive. From 2010 to 2014 he drove enterprise-wide Innovation/Venturing for United Health Group where in 2012 they were awarded the prestigious PDMA Outstanding Corporate Innovation Award. From 2012 to present he has also been Managing Director of 7R Ventures an investment and advisory firm. From 2005 to 2009, he was Director of Strategy & Innovation at Circuit City. From 2001 to 2005, he was a Sr. Corporate Consultant focusing on Organizational Development and Innovation at Hallmark. From 2000 to 2001, he was a Manager of Organizational Development & Innovation at Honeywell. Mr. Rowberry has also been a frequent corporate innovation guest speaker on NBC, FOX, ABC. Mr. Rowberry obtained his Masters of Organizational Behavior from Marriott School of Business, BYU in 2000.

Rochelle Pleskow, Director. From 2010 through 2014, Ms. Pleskow served as the Chief Healthcare Information Officer for Hewlett Packard. She developed the framework of healthcare analytics platform, which encompasses quality improvement, outcomes analysis, patient safety, operational analytics, clinical informatics, physician performance, and regulatory compliance monitoring for health plans, hospitals and physicians. From 2008 through 2010, she acted as a senior consultant to various companies on healthcare policy and procedures including acting as an advisor for ASP model start-up, whose business included a HIPAA/HL7 and PCI compliant processing tool, which verifies a patient’s insurance coverage, accurately calculates out-of-pocket costs, and processes payments in one system and at the time of service. This model improves revenue cycle management as it accelerates the collection of patient payments. From 2007 through 2008, she was Director of business Architecture for Blue Shield of California, where she developed the business framework and core elements of a large-scale IT systems implementation to increase competitive advantage for Blue Shield of California. Re-engineered core business processes in Health Services Division to modernize the technology.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote time and energy to service on the Board and its committees, as necessary. We believe that all our directors meet the foregoing qualifications.

The Board believes that the leadership skills and other experience of the Board members described below, in addition to each person’s experience set forth above in their respective biographies, provide the Company with a range of perspectives and judgment necessary to guide our strategies and monitor our executives’ business execution.

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

The Board will consider appointing members to each of the Committees when enough independent directors are appointed to the Board or as otherwise determined by the Board. Until such time, the full board of directors will undertake the duties of the audit committee, compensation committee and nominating committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended December 31, 2016, all such forms were filed.

ITEM 11: EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2016 and 2015, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000. Prior to the Share Exchange, which closed in April 2014, we did not pay our sole officer any compensation nor did we have an employment agreement.

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

All of our current officers have agreed to defer their compensation until such time as we are cash flow positive; therefore, none of our officers have received any compensation as of the date of this Report. No retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees. The Company has adopted a stock option plan for officers, directors and consultants.

Director’s Compensation

There is no formal or informal arrangements or agreements to compensate employee directors for service provided as a director; however, compensation for new non-employee directors is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected.

Our non-employee directors have agreed to defer payment of any accrued directors’ fees until the Company is profitable. Currently the Company is accruing $2,000 per month for the non-employee directors. They are entitled to receive reimbursement of out-of-pocket expenses.

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

Employment Contracts

We do not have any formal employment agreement with any of the New Officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until the Company maintains a positive cash flow.

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2016.

Option Grants

During the year ended December 31, 2016, the Board of Directors authorized the issuance of 20,250,000 of stock options to executive officers and directors to purchase shares of common stock at an average exercise price of $.27 per share.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2016 and 2015 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2017 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 31, 2017, we had 66,331,382 shares of common stock issued and outstanding.

	Amount and
	Nature of
	Beneficial		Percent of
Name of Beneficial Owner	Ownership		Class

Darwin Fogt	3,750,000	(1)	5.65%
Douglas MacLellan	3,750,000		5.65%
David Markowski	1,100,000		1.66%
Curtis Hollister	1,950,000		2.94%
Brandon Rowberry	200,000		0.30%
Doug Cole	200,000		0.30%
Rochelle Pleskow	0		0.00%
All officers and directors as a group	10,950,000		16.51%

(1)	This includes 1,000,000 shares held by Evolution Physical Therapy, Inc., which is owned by Mr. Fogt.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction during the last fiscal year involving an amount exceeding $120,000 and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Related Party Debt: Prior to the closing of the Share Exchange through the year ended December 31, 2016, a related party, a company in which our former Secretary-Treasurer and CFO also served as CFO, paid $91,271 on behalf of the Company. The amount outstanding as of December 31, 2016 and December 31, 2015 were $10,481 and $43,717, respectively. During the year ended December 31, 2016, the Company recorded $4,156 imputed interest on the amount owed to the related party at an interest rateof 8%. The debt remains a Company liability, which is to be repaid when the Company has sufficient capital to do so and there is no specific time frame within which such repayment must be made.

Programming Agreement:

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the PC will be issued 25,280,899 common shares at a cost value of $0.0089. These shares will be issued in 2017 when the increase of authorized shares is completed. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2016, the Company had a payable of $285,000 due to this company.

Operating Agreement: On April 1, 2015, the Company entered into an Operating Agreement with Evolution Physical Therapy (“EPT”), a company owned by our CEO, pursuant to which EPT operate our Platform and offers it to selected physical therapy patients of EPT. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments. On May 7, 2015, EPT inducted the first patient using our platform. The total (insurance reimbursed) monitored PHZIO visits in 2015 and 2016 was 1,928 total patient visits that include: 2015: 699 patient visits (239 insurance reimbursed patient visits generating approximately $13,500.00 in gross revenue) and in 2016: 1,229 patient visits generating $1,496.55 (approximately 26 insurance reimbursed visits). These gross revenue figures were not sufficient to generate any gross sales for the Company. The average insurance reimbursement per PHZIO session in 2015 and 2016 was $56.87 (excluding co-payments). Respectively. The top line wellness goals of our program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

Office Space: The Company rents its Culver City, CA office space from Evolution Physical Therapy (“Evolution”), a company owned by our CEO. Evolution has agreed contribute the annual rent for the year ended December 31, 2016 towards founding eWellness and its operations; the market value of such rent is $500 per month. During the year ended December 31, 2016, the Company recorded rent expense in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2016 and 2015.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company,our independent registered public accounting firm, for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$78,070	$90,150
Audit-Related Fees	-	10,000
Tax Fees	-	-
All Other Fees	-	-
Total	$78,070	$100,150

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or because of, the audit or the review of interim financial statements.

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

Part IV

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Name/Identification of Exhibit
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Amended and Restated Share Exchange Agreement among eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), Andreas A. McRobbie-Johnson, eWellness Corporation and its shareholders dated April 30, 2014. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2014)

10.2	Promissory Note (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 2, 2014)

10.3	Supply and Distribution agreement with Millennium Healthcare, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on June 25, 2014)

10.4	Licensing Agreement between the Company and Physical Relief Telemedicine and Technology Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed on June 25, 2014)

10.5	License Agreement between the Company and Bistromatics Corp. (Incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed on June 25, 2014)

10.6	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2015)

10.7	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2015)

10.8	Form of Series A Warrant Agreement (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2015)

10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)

10.10	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)

10.11	2015 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 6, 2015)

14.1	Code of Ethics Conduct (Incorporated by reference to Exhibit 14.1 to the Form 8-K filed on May 6, 2014)

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: March 31, 2017
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	March 31, 2017
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	March 31, 2017
David Markwoski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	March 31, 2017
Brandon Rowberry

/s/ Douglas Cole	Director	March 31, 2017
Douglas Cole

/s/ Curtis Hollister	Director	March 31, 2017
Curtis Hollister

/s/ Douglas MacLellan	Director	March 31, 2017
Douglas MacLellan

/s/ Rochelle Pleskow	Director	March 31, 2017
Rochelle Pleskow

