Form 10-Q
period 2017-03-31
eWELLNESS HEALTHCARE Corp
filed 2017-05-15
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 12, 2017 was 103,695,331 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$22,085	$13,995
Prepaid Expenses	326,669	723,046

Total current assets	348,754	737,041

Property & equipment, net	6,720	4,279
Intangible assets, net	16.170	16,908

TOTAL ASSETS	$371,644	$758,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,784	$340,793
Accounts payable - related party	288,720	379,481
Accrued expenses - related party	178,142	104,429
Accrued compensation	964,000	940,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	626,112	247,710
Derivative liability	1,806,428	8,473,265
Short term note and liabilities	180,051	180,051

Total current liabilities	4,530,237	10,755,729

Total Liabilities	4,530,237	10,755,729

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 70,187,632 and 51,435,307 issued and outstanding, respectively	70,187	51,435
Shares to be issued	-	110,740
Additional paid in capital	7,526,256	5,757,205
Accumulated deficit	(11,755,036)	(15,916,881)

Total Stockholders’ Deficit	(4,158,593)	(9,997,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$371,644	$758,228

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING EXPENSES
Executive compensation	$102,000	$190,633
General and administrative	183,337	51,526
Professional fees	704,011	111,288

Total Operating Expenses	989,348	353,447

Loss from Operations	(989,348)	(353,447)

OTHER INCOME (EXPENSE)
Gain on foreign exchange rate	12,712	-
Gain on derivative liability	5,242,634	-
Interest expense, related parties	-	(897)
Interest expense	(103,353)	(71,264)

Net Income (Loss) before Income Taxes	4,162,645	(425,608)

Income tax expense	(800)	-

Net Income (Loss)	$4,161,845	$(425,608)

Earnings (loss) per common share
Basic	$0.07	$(0.02)
Diluted	$0.05	$(0.02)

Weight average shares outstanding
Basic	60,043,059	18,352,696
Diluted	89,107,951	18,352,696

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income (loss)	$4,161,845	$(425,608)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,207	1,160
Contributed services	55,500	97,500
Shares issued for consulting services	25,750	-
Imputed interest - related party	-	897
Option expense	108,594	4,633
Interest on debt extension	-	22.494
Amortization of debt discount to interest expense	82,443	37,470
Amortization of prepaids	462,439	-
Gain on derivative liability	(5,242,634)	-
Changes in operating assets and liabilities
Prepaid expense	(27,562)	1,329
Accounts payable and accrued expenses	55,991	118,974
Accounts payable - related party	(90,761)	6,645
Accrued expenses - related party	73,713	16,137
Accrued compensation	24,000	90,000

Net cash used in operating activities	(309,475)	(28,369)

Cash flows from investing activities
Purchase of equipment	(2,910)	-
Net cash used in investing activities	(2,910)	-

Cash flows from financing activities
Proceeds from issuance of convertible debt	350,000	-
Debt issuance costs	(29,525)	-

Net cash provided by financing activities	320,475	-

Net increase (decrease) in cash	8,090	(28,369)

Cash, beginning of period	13,995	41,951

Cash, end of period	$22,085	$13,582

Supplemental Information:
Cash paid for:
Taxes	$800	-
Interest Expense	$-	$-

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company has generated no revenues to date.

eWellness is the first physical therapy telehealth company to offer insurance reimbursable real-time distance monitored treatments. Our business model is to license our PHZIO (“PHZIO”) platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program. The Company’s PHZIO home physical therapy exercise platform has been designed to disrupt the $30 billion physical therapy and the $8 billion corporate wellness industries. PHZIO re-defines the way physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many physical therapy platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as: Anthem Blue Cross and Blue Shield.

The PHZIO Solution: A New Physical Therapy Delivery System:

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs

●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use

●	Ability for physical therapists to observe multiple patients simultaneously in real-time

●	Solves what has been a structural problem and limitation in post-acute care practice growth

●	Allows PT practices to generate increased revenues due to higher adherence and compliance rates

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10K for the year ended December 31, 2016.

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

Going Concern

For the three months ended March 31, 2017, the Company had no revenues. The Company has an accumulated loss of $11,755,036. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Fair Value of Financial Instruments

As of March 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$1,806,428	$-	$-	$1,806,428
Total liabilities measure at fair value	$1,806,428	$-	$-	$1,806,428

As of December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative liability	$8,473,265	$-	$-	$8,473,265
Total liabilities measure at fair value	$8,473,265	$-	$-	$8,473,265

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Earnings per Common Share

The Company follows ASC Topic 260 to account for the earnings per share (“EPS”). Basic EPS calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has net income for the three months ended March 31, 2017, dilutive shares are added into the per share calculation as noted below.

	March 31, 2017	March 31, 2016
Earnings per common share
Basic	$0.07	$(0.02)
Diluted	$0.05	$(0.02)

Weighted average shares outstanding
Basic	60,043,059	18,352,696
Diluted	89,107,951	18,352,696

For the three months ended March 31, 2017, the diluted EPS calculation included common stock equivalents of 3,783,745 for warrants, 249 for convertible notes and 25,280,899 for stock owing to Bistromatics. For the three months ending March 31, 2016, common stock equivalents of 2,858,000 options, 4,733,618 warrants and 390,550 convertible notes were not included due to the anti-dilutive effect.

Note 3. Related Party Transactions

Through the three months ended March 31, 2017, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, has paid $99,351 on the Company’s behalf for various operating expenses. The amount outstanding as of March 31, 2017 and December 31, 2016 was $0 and $10,481, respectively. The Company recorded $0 and $897 imputed interest on the amount owed to the related party based on an interest rate of 8% for the three months ended March 31, 2017 and March 31, 2016, respectively. Because the amount due to the related party is now being paid, the Company is no longer accruing imputed interest.

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

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the PC was issued 25,280,899 common shares at a cost value of $0.0089. These shares were issued in April 2017. The PC will also have the right to appoint 40% of the directors. At the end of March 31, 2017, the Company had a payable of $285,000 due to this company.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Throughout the period ended March 31, 2017, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of March 31, 2017 and December 31, 2016 were $8,142 and $44,429, respectively. There were no expenses due to the board members but the Company has accrued directors’ fees of $170,000 and $60,000 at March 31, 2017 and December 31, 2016, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $964,000 and $940,000 at March 31, 2017 and December 31, 2016 respectively.

Note 4. Non-Convertible Notes Payable

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

At the three months ended March 31, 2017, the Company had indebtedness to this holder of the note payable $180,051 plus $21,232 of accrued interest. During the three months ended March 31, 2017 and 2016, the Company accrued interest expense totaling $11,987 and $2,407, respectively.

Note 5. Convertible Notes Payable

On January 11, January 23 and February 14, 2017, the Company authorized three convertible notes each $55,000 for a total of $165,000. These notes mature six months from the grant date. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the five (5) Trading Days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing lookback event. The notes have a 10% original issue discount and an interest rate of 8%. During the three months ended March 31, 2017, the Company accrued interest expense totaling $2,334. In April 2017, the Company authorized amendments to these three notes in which the maturity dates of the notes were extended to February 6, 2018, February 22, 2018, and March 31, 2018, respectively.

On February 9, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $165,000, each at $82,500. Each of the notes contain a 10% Original Issue Discount and an interest rate of 8%. The due date of the notes is August 9, 2017. During the three months ended March 31, 2017, only one of the notes has been funded. The Company also entered into a convertible redeemable back end note for $82,500 due on February 28, 2018 which has not yet been funded. During the three months ended March 31, 2017, the Company accrued interest expense of $917.

On February 15, 2017, the Company and an institutional investor entered into an agreement in which: (a) the investor agreed to fund up to $5,000,000 in reliance upon an exception provided under Rule 506 of Regulation D promulgated by the SEC under the Securities act of 1933, as amended; (b) the Company will file a registration statement on Form S-1 with the SEC within 15 days after the Company filed its annual 10K report for the year ended December 31, 2016 (The S-1 was filed on April 11, 2017); (c) the Company issued a convertible note in the principal amount of $100,000, bearing interest at 8% (This note has not yet been funded); and (d) the Company issued a second convertible note in the principal amount of $275,000 bearing interest at 8% of which $105,000 was initially funded. With the $275,000 convertible note, the Company also issued 68,750 cashless warrants exercisable at $.25 per share. During the three months ended, the Company accrued interest expense of $1,143.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Note 6. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of March 31, 2017.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 400,000,000 shares with a par value of $0.001 per share.

During the first quarter of 2017, the Company issued a total of 13,810,000 shares of common stock per debt conversion of the convertible note dated November 14, 2016. The total of the debt conversion was $47,000.

In January 2017, 1,363,277 warrants were exercised under a cashless exercise and issued 1,336,075 shares of common stock.

During the three months ended March 31, 2017, the Company issued 1,131,250 shares of common stock for marketing and consulting services valued at $76,750 or $0.07 per share

In January and March 2017, the Company issued 2,400,000 shares of common stock per the extinguishment of debt agreements dated December 1, 2016.

In January 2017, the Company entered into an agreement with a consultant for a six-month period to provide services which will include: (i) introductions to brokers; (ii) assist with research coverage; (iii) introductions to over 100 funds, investment banking firms and market makers; and (iv) a presentation speaking slot with a Gold sponsorship at the 2017 Wall Street Conference. In consideration for the services, the Company issued 75,000 shares of common stock for a value of $6,000.

Stock Options

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

The following is a summary of the status of all Company’s stock options as of March 31, 2017 and changes during the three months ended on that date:

	Number	Weighted
	of Stock	Average
	Options	Exercise Price
Outstanding at January 1, 2016	-	$-
Granted	20,250,000	0.27
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2016	20,250,000	$0.27
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2017	20,250,000	0.27
Options exercisable at March 31, 2017	5,958,333	$0.51

The Company recognized stock option expense of $108,594 and $0 for the three months ended March 31, 2017 and 2016, respectively.

Warrants

In February 2017, the Company authorized the issuance of 68,750 warrants that were issued as part of a convertible note. The fair value of the warrants is $3,235.

The following is a summary of the status of all of the Company’s warrants as of March 31, 2017 and changes during the three months ended on that date:

		Weighted
	Number of	Average
	Warrants	Exercise Price
Outstanding at January 1, 2016	5,631,191	$0.11
Granted	3,835,000	0.40
Exercised	350,000	0.86
Cancelled	-	-
Outstanding at December 31, 2016	9,116,190	0.21
Granted	68,750	0.25
Exercised	1,363,277	0.10
Cancelled	-	-
Outstanding at March 31, 2017	7,821,663	$0.20
Options exercisable at March 31, 2017	7,821,663	$0.20

For purpose of determining the fair market value of the warrants and options issued during the three months ended March 31, 2017, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.095 - .10
Exercise price of warrants	$.004 and .25
Dividend yield	0.00%
Years to maturity	1-5
Risk free rate	1.03% – 1.93%
Expected volatility	68.68% - 80.25%

Note 7. Commitments, Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The following is a description of an uncertainty that is considered other than ordinary, routine and incidental to the business.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

On January 24, 2017, the Registrant entered into a Definitive Service Agreement (“DSA”) with Bistromatics, a company for which the Company’s officer serves as an officer, affirming that, at the time, the Company does not currently have enough authorized shares of common stock, based upon the number of issued and outstanding shares together with shares reserved for issuance, to issue Bistromatics 25,280,899 shares of common stock. In connection with the Company’s obligations under the DSA, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001. The Certificate of Amendment has been filed with the State of Nevada and the Company has filed an Information Statement on Schedule 14C, based upon the Joint Written Consent of the Company’s Board of Directors and the Majority Consenting Stockholders and implementing a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis (the “Reverse Split”). After the Information Statement clears comments with the Securities and Exchange Commission, the Company must submit an application to and receive approval from FINRA for these corporate actions. On April 1, 2017, the Company issued 25,280,899 shares of common stock.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 8. Derivative Valuation

The Company evaluated the convertible debentures and associated warrants in acccordance with ASC Topic815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes were not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. In addition, the warrants have a Most Favored Nations clause resulting in the exercise price of the warrants also not being fixed. Therefore, these have been characterized as derivative instruments. We elected to recognize the notes under ASU paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes and warrants in their entirety at fair value, with changes in fair value recognized in earnings.

The debt discount is amortized over the life of the note and recognized as interest expense. For the three months ended March 31, 2017 and 2016, the Company amortized the debt discount of $82,443 and $37,470, respectively, to interest expense. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $1,806,428 and $8,473,265 at March 31, 2017 and December 31, 2016, respectively.

During the period ended March 31, 2017, the Company had the following activity in the derivative liability account.

Total
Derivative liability at December 31, 2015	$2,802
Addition of new conversion option derivatives	2,051,664
Changes in fair value	8,521,955
Reclassification of derivative to gain on extinguishment of debt	(2,103,156)
Derivative liability at December 31, 2016	8,473,265
Addition of new conversion option derivatives	14,362
Addition of new warrant derivatives	3,235
Extinguishment due to note conversions	(1,331,816)
Extinguishment due to warrant conversions	(109,984)
Changes in fair value	(5,242,634)
Derivative liability at March 31, 2017	$1,806,428

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

Stock price at valuation date	$.095
Exercise price of warrants	$.004 - 25
Conversion rate of convertible debt	$.004
Risk free interest rate	.76%-1.93%
Stock volatility factor	61.94%-78.57%
Years to Maturity	.31-4.9
Expected dividend yield	None

Note 9. Subsequent Events

On April 1, 2017, the Company issued 25,280,899 shares of common stock per the contract with a related party per the Definitive Services Agreement signed on January 24, 2017. This agreement is discussed in Note 3 above.

On April 1, 2017, the Company issued 150,000 shares of common stock per a consultant contract signed in December 2016 in which the contract required issuance of 450,000 shares at the signing of the contract and 150,000 shares each month beginning in March 2017. The March shares were issued during the period ended March 31, 2017 and these shares represent the April shares.

On April 11, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on November 6, 2018 was funded in the sum of $280,000 with $28,000 being retained by the investor through an original issue discount for due diligence and legal expense related to this transaction. The note is convertible into shares of common stock, par value $0.001, at a conversion price of $0.20 per Share. On April 11, 2017, the Company filed a registration statement on Form S-1 to provide for the resale of up to 9,519,229 shares of common issuable to the investor, as a selling stockholder, pursuant to a “put right” under an investment agreement dated February 10, 2017, that permits the Company to “put” up to five million dollars ($5,000,000) in shares of common stock to the investor over a period of up to thirty-six (36) months or until $5,000,000 of such shares have been “put.”

On April 14, 2017, the Company issued 77,000 shares of common stock per a consultant agreement signed in February 2017 in which the agreement stated that shares were to be issued upon the Company obtaining funding from investors introduced by the consultant.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $167,000, each at $83,500. Each of the notes contain an Original Issue Discount of $8,500 and an interest rate of 5.5%. The due date of the notes is October 24, 2017.

During the month of April and to the date of the filing of this report, the Company issued 8,000,000 shares of common stock as part of a debt conversion for a note dated November 14, 2016.

In the Registrant’s Definitive Information Statement filed with the SEC on March 1, 2017, we disclosed that our Board of Directors based upon the Joint Written Consent of our Majority Consenting Stockholders had authorized a reverse split of our outstanding shares of common stock on a ratio not to exceed one for twenty (1:20) within 180 days from March 1, 2017.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three-months ended March 31, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

THE COMPANY

Overview

eWellness is the first physical therapy telehealth company to offer insurance reimbursable real-time distance monitored treatments. Our business model is to license our PHZIO (“PHZIO”) platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program. The Company’s PHZIO home physical therapy exercise platform has been designed to disrupt the $30 billion physical therapy and the $8 billion corporate wellness industries. PHZIO re-defines the way physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many physical therapy platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as: Anthem Blue Cross and Blue Shiels

The PHIZIO Solution: A New Physical Therapy Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs

●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use

●	Ability for physical therapists to observe multiple patients simultaneously in real-time

●	Solves what has been a structural problem and limitation in post-acute care practice growth

●	Allows PT practices to generate increased revenues due to higher adherence and compliance rates

Marketing & Sales Strategy Pivot

We are planning to pivot away from our marketing to large scale PT clinics for now. Since we launched our Phzio platform to the Physical Therapy (“PT”) industry last fall to significant industry appeal, clinical adoption for our digital platform has been limited. We now believe that this slower than anticipated adoption is primarily due to the current lack of universal reimbursement for our digital treatment platform by many insurers, including Medicare. We anticipate that new federal legislation may change this situation by early 2018, eliminating this barrier. In light of this situation we have just launched our PreHabPT.com platform that is a low-cost form of PT that is paid for by hospitals/clinics that are providing joint replacement and repairs under a bundled payment method or is being paid for by patients directly. We believe that this pivot is key to gaining traction with patient utilization of our digital therapy for both pre-and post-surgery injuries. Thus, our marketing & sales efforts are primarily focused on the Los Angeles market, for the near term in order to maximize our digital platforms exposure. We will be marketing directly to patients, doctors, insurance providers and hospital administrators.

Transformation of PT Patient Care Model

Utilizing Phzio.com, PreHab.com and PurePT.com (to be launched later this month), a patient can receive PT digitally or in their home or office for in-person consultations, without ever going to a PT clinic. Our disruptive technology solution eliminates the real estate and clinic location requirements where PT’s have historically practiced and it frees the patient from having to commute to a PT clinic, which is the biggest reason for missed appointments. Our digital treatment system also allows a PT to treat a much larger patient volumes with higher earnings on a daily basis.

We are Leading the Workplace Revolution in the PT Industry

The way we work is changing. Freelancing is on the rise, companies are expanding and technology is helping employees stay productive wherever they are. And there’s been an increase in flexible working hours and telecommuting like we’ve never seen before.

Digital Advertising Campaign

The Company will be rolling out geographically targeted, digital and social media advertising campaign initially within select Los Angeles metro areas. This approach will have a strong focus on mobile users seeking relevant physical therapy services. Further, the Company will seek to leverage existing in-house developed technologies, that allow patients to record video journals post their traditional or digital treatment sessions. This technology will be used to solicit patient testimonials post any service being provided and then post these testimonial to the patient’s own Facebook or Instagram account. We anticipate that this approach should create a multiplier effect for the Company’s outreach efforts. The Company is also expecting to experiment with this model using various patient incentives.

Our new platforms, App’s and initiatives include:

PurePT.com: a digital patient & independent PT platform for connecting new patients to PT’s that are seeking to be treated with our PHZIO treatment system. Patient program inductions can be made in the privacy of a patient’s home or office and can also be done in a PT clinic. The goal is to make it easy for a patient to be treated, particularly in states that have direct access rules where patient’s insurance will reimburse for approximately 12 visits before a physician’s prescription is required. PurePT puts the patient first, which we believe will allow our business model to scale and build an Uber-style growth curve.

Prehab.pt.com: an 8-week physician to patient pre-surgical (Prehab) digital therapeutic exercise treatment system for patients that anticipate having total join replacement (knee, hip and or shoulder) or back surgeries. Patients may complete these digital therapeutic exercises either monitored or unmonitored. Prehab.pt.com’s backbone is built off of our PHZIO platform.

DigitalMD.com: a feature rich telehealth platform for physician practices to digitally communicate with their patients pre and post-surgery. DigitalMD.com is anticipated to be very competitively priced when compared to other similar telehealth platforms such as: Chiron Health, SnapMD, AdvancedMD, VirtualMedix, ReachHealth, Carena, HealthLynked and eVisit.

Telehealth Educational Certification Program: Online Physical Therapy Telehealth Training and Certification Workshop. We plan to launch a comprehensive curriculum for PT’s, Occupational Therapists (OT’s), PTA’s, PT students and athletic trainers to gain a complete understanding of providing digital PT therapeutic exercise treatments to patients via our PHZIO telemedicine platform, including the most current advances and research related to the core treatment principles, rationale and components of our PHZIO treatment system.

Huge Expansion of PHZIO Exercise Content: We are in the process to significantly expanding our existing library of exercise video content from approximately 250 3-4 minute videos to over 1,000 separate exercise video.

Los Angeles Sales & Marketing Office: The Company opened its first sales and marketing office in Playa Vista, California before May 1, 2017 in order to accelerate the adoption of PHZIO and the other new digital telehealth tools to patients, physicians and PT’s in California. The company will also be hiring new sales and marketing professionals to manage the new silos of business.

eWellness will initially rollout these new telehealth solutions within California, New York and Virginia, with plans to expand nationally over the next 6 months. With these new telehealth tools, eWellness will engage with the “At-Home” Physical Therapy treatment market. This market involves physical therapy practitioners treating patients in their home instead of a clinic. The “At-Home” market model when combined with PHZIO offers patients and practitioners a means to receive and deliver PT services without having to leave work during normal business hours. Patients will be able to receive physical therapy services at almost any hour of the day. A model that is not currently employed within traditional clinical settings.

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

Investment Agreement with Tangiers Global, LLC

On February 10, 2017, the Company entered into an Investment Agreement with Tangiers. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to 36 months. From time to time during the 36-month period commencing from the effectiveness of the registration statement, we may deliver a put notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice. The maximum investment amount per notice must be no more than 200% of the average daily trading dollar volume of our Common stock for the ten (10) consecutive trading days immediately prior to date of the applicable put notice and such amount must not exceed an accumulative amount of $250,000. The minimum put amount is $5,000. The purchase price per share to be paid by Tangiers will be the 80% of the of lowest trading prices of the Common stock during the 5 trading days including and immediately following the date on which put notice is delivered to Tangiers. In connection with the Investment Agreement with Tangiers, we also entered into a registration rights agreement with Tangiers.

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

Results of Operations during the three-month period ended March 31, 2017 as compared to the three-month period ended March 31, 2016

We had no revenues from operations during the three months ended March 31, 2017 and 2016. We expect to generate revenues during the third quarter of 2017.

Our operating expenses increased to $989,348 for the three months ended March 31, 2017 from $353,447 for the three months ended March 31, 2016. The increase is a result of legal, accounting services, and consulting fees.

The Company recognized a net income of $4,161,845 for the three months ended March 31, 2017, compared with a net loss of $425,608 for the three months ended March 31, 2016. The significant increase was the result of the revaluation of the derivative liabilities for the convertible debt and warrants totaling $5,242,634 offset by increases in legal, accounting services and consulting fees as noted above.

Liquidity and Capital Resources

As of March 31, 2017, we had negative working capital of $4,181,483 compared to negative working capital of $10,018,688 as of December 31, 2016. The majority of the decrease of negative working capital is because of the derivative liability. Cash used in operations were $309,475 and $28,369 for the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in operations was because of the adjustment for gain on derivative liability and payment of accounts payable-related parties. Cash used in investing activities was $2,910 and $0 for the three months ended March 31, 2017 and 2016, respectively. Cash flows provided by financing activities were $320,475 and $0 for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase in cash flows from financing activities was the issuance of convertible debt for cash. The cash balance as of March 31, 2017 was $22,085.

In response to inquiries from a number of our stockholders, our Management and Board of Directors want our stockholders and the public markets to understand that we will continue to evaluate when and if to implement any reverse split as well as any ratio thereof. Our evaluation process will take into consideration the potential impact any reverse will have on our future plans which may include application for acceptance to a national exchange, such as NASDAQ Capital Market, and will be timed to coincide with any listing application.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements. For the three months ended March 31, 2017, there was a negative cash flows from operations of $309,475 compared to $28,369 for the three months ended March 31, 2016. We are seeking financing in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

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

Capital Expenditure Plan

During the three months ended March 31, 2017, we raised $350,000, less $29,525 for debt issuance costs, in equity and debt capital and we may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

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

On January 17, 2017, the Company entered into an agreement with a consultant for a six-month period to provide services which will include: (i) introductions to brokers; (ii) assist with research coverage; (iii) introductions to over 100 funds, investment banking firms and market makers; and (iv) a presentation speaking slot with a Gold sponsorship at the 2017 Wall Street Conference. In consideration for the services, the Company agreed to 75,000 restricted shares of common stock. These shares were issued on January 20, 2017.

On January 24, 2017, the Registrant entered into a Definitive Service Agreement (“DSA”) with Bistromatics, a company for which the Company’s officer serves as an officer, affirming that, at the time, the Company does not currently have enough authorized shares of common stock, based upon the number of issued and outstanding shares together with shares reserved for issuance, to issue Bistromatics 25,280,899 shares of common stock. In connection with the Company’s obligations under the DSA, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001. The Certificate of Amendment has been filed with the State of Nevada and the Company has filed an Information Statement on Schedule 14C, based upon the Joint Written Consent of the Company’s Board of Directors and the Majority Consenting Stockholders and implementing a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis (the “Reverse Split”). After the Information Statement clears comments with the Securities and Exchange Commission, the Company must submit an application to and receive approval from FINRA for these corporate actions. The Company issued the 25,280,899 shares of common stock on April 1, 2017.

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

In February 2017, the Company and an institutional investor entered into an agreement in which: (a) the investor agreed to fund up to $5,000,000 in reliance upon an exception provided under Rule 506 of Regulation D promulgated by the SEC under the Securities act of 1933, as amended; (b) the Company will file a registration statement on Form S-1 with the SEC within 15 days after the Company files its annual 10K report for the year ended December 31, 2016 (The S-1 was filed on April 11, 2017); (c) the Company issued a convertible note in the principal amount of $100,000, bearing interest at 8% (This note has not yet been funded); and (d) the Company issued a second convertible note in the principal amount of $275,000 bearing interest at 8% of which $105,000 was initially funded. With the $275,000 convertible note, the Company also issued 68,750 cashless warrants exercisable at $.25 per share.

In February 2017, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the investor was issued two 5.5% convertible notes in the aggregate principal amount of $165,000.00, each in the amount of $82,500. Each of the two notes has a 10% OID such that the purchase price of each note shall be $75,000. The first note was funded and the second note shall initially be paid for by the issuance of an offsetting $75,000 secured noted issued to the Company by the investor provided that prior to conversion of the second note, the investor must have paid off the offsetting $75,000 note in cash such that the second note may not be converted until it has been paid for by the investor.

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

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2016, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2017, the Company issued a total of 13,810,000 shares of common stock per debt conversion of the convertible note dated November 14, 2016. The total of the debt conversion was $47,000.

In January 2017, 1,363,277 warrants were exercised as a cashless exercise for the issuance of 1,336,075 shares of common stock.

On January 19, 2017, the Company issued 700,000 shares of common stock per two separate agreements with consultants signed in December 2016. The value of these shares was $18,500.

On January 19, 2017 and March 28, 2017, the Company issued 1,400,000 and 1,000,000 shares of common stock per one of the extinguishment of debt agreements dated December 1, 2016.

On January 17, 2017, the Company entered into an agreement with a consultant for a six-month period to provide services which will include: (i) introductions to brokers; (ii) assist with research coverage; (iii) introductions to over 100 funds, investment banking firms and market makers; and (iv) a presentation speaking slot with a Gold sponsorship at the 2017 Wall Street Conference. In consideration for the services, the Company issued 75,000 shares of common stock on January 20, 2017 for a value of $6,000.

On February 14, 2017, the Company issued 31,250 shares of common stock for consulting services at a value of $6,250.

On March 1, 2017, the Company issued 150,000 shares of common stock for marketing services at a value of $19,500.

On March 28, 2017, the Company issued 250,000 shares of common stock for a consulting services contract signed in December 2016. The value of the shares was $32,500.

ITEM 2. EXHIBITS.

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: May 15, 2017
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	May 15, 2017
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	May 15, 2017
David Markwoski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	May 15, 2017
Brandon Rowberry

/s/ Douglas Cole	Director	May 15, 2017
Douglas Cole

/s/ Curtis Hollister	Director	May 15, 2017
Curtis Hollister

/s/ Douglas MacLellan	Director	May 15, 2017
Douglas MacLellan

/s/ Rochelle Pleskow	Director	May 15, 2017
Rochelle Pleskow

