Form 10-Q
period 2017-06-30
eWELLNESS HEALTHCARE Corp
filed 2017-08-14
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on August 10, 2017 was 126,374,870 shares.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$61,556	$13,995
Prepaid Expenses	255,304	723,046

Total current assets	316,860	737,041

Property & equipment, net	6,154	4,279
Intangible assets, net	15,431	16,908

TOTAL ASSETS	$338,445	$758,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,886	$340,793
Accounts payable - related party	171,650	379,481
Accrued expenses - related party	181,870	104,429
Accrued compensation	987,666	940,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	712,826	247,710
Derivative liability	1,045,429	8,473,265
Short term note and liabilities	180,051	180,051

Total current liabilities	3,729,378	10,755,729

Total Liabilities	3,729,378	10,755,729

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 119,767,976 and 51,435,307 issued and outstanding, respectively	119,768	51,435
Shares to be issued	19,428	110,740
Additional paid in capital	10,113,382	5,757,205
Accumulated deficit	(13,643,511)	(15,916,881)

Total Stockholders’ Deficit	(3,390,933)	(9,997,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$338,445	$758,228

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

OPERATING EXPENSES
Executive compensation	$102,000	$181,367	$204,000	$372,000
General and administrative	234,841	63,643	418,178	115,169
Professional fees	612,721	727,543	1,316,732	838,831

Total Operating Expenses	949,562	972,553	1,938,910	1,326,000

Loss from Operations	(949,562)	(972,553)	(1,938,910)	(1,326,000)

OTHER INCOME (EXPENSE)
Gain on foreign exchange rate	24,691	-	37,404	-
Gain (loss) on derivative liability	(843,038)	(505,142)	4,399,596	(505,142)
Interest expense, related parties	-	(1,032)	-	(1,929)
Interest expense	(120,567)	(448,697)	(223,920)	(519,961)

Net Income (Loss) before Income Taxes	(1,888,476)	(1,927,424)	2,274,170	(2,353,032)

Income tax expense	-	-	(800)	-

Net Income (Loss)	$(1,888,476)	$(1,927,424)	$2,273,370	$(2,353,032)

Earnings (loss) per common share
Basic	$(0.02)	$(0.10)	$0.03	$(0.12)
Diluted	$(0.02)	$(0.10)	$0.03	$(0.12)

Weighted average shares outstanding
Basic	105,459,623	18,671,490	82,876,801	18,986,781
Diluted	105,459,623	18,671,490	85,564,942	18,986,781

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities
Net income (loss)	$2,273,370	$(2,353,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,512	2,319
Contributed services	109,500	192,000
Shares issued for consulting services	94,150	-
Imputed interest - related party	-	1,929
Options expense	217,188	508,395
Interest on debt extension	-	62,933
Amortization of debt discount to interest expense	176,296	147,650
Amortization of prepaids	789,994	-
Warrants issued for debt extension	-	780,142
Gain on derivative liability	(4,399,596)	3,000
Changes in operating assets and liabilities
Prepaid expense	(43,752)	127,451
Accounts payable and accrued expenses	22,583	136,829
Accounts payable - related party	17,169	5,985
Accrued expenses - related party	77,441	61,289
Accrued compensation	47,666	173,408

Net cash used in operating activities	(615,479)	(149,702)

Cash flows from investing activities
Purchase of equipment	(2,910)	-
Net cash used in investing activities	(2,910)	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	120,000
Issuance of convertible debt	776,500	-
Debt issuance costs	(110,550)	-

Net cash provided by financing activities	665,950	120,000

Net increase (decrease) in cash	47,561	(29,702)

Cash, beginning of period	13,995	41,951

Cash, end of period	$61,556	$12,249

Supplemental Information:
Cash paid for:
Taxes	$800	$-
Interest Expense	$-	$-
Non cash items:
Warrants issued with debt	$86,730	$241,097
Derivative liability and debt discount issued with new notes	$155,885	$-
Shares issued for debt conversion	$3,220,392	$79,531
Exercise of warrants	$109,978	$-
Shares issued for extinguishment of accounts payable	$309,000	$-
Shares issued for prepaids	$278,500	$1,739,600

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

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

Concierge PT Medical Services: EWLL provides a new and highly unique patient treatment protocol, that includes “white glove” concierge in-home or in-office physical therapy assessments and digital care treatments, in order to enhance medical treatments and help improve patient treatment outcomes.

PreHabPT: Any patient can now receive a (non-emergency) orthopedic surgery consultation, in-home or in-office physical therapy evaluation and may be prescribed a 4-8 week prehabpt.com exercise program prior to any surgery. Another in-home or in-office physical therapy evaluation will be made following surgery and a treatment plan will be initiated. PreHabPT is up to an 8-week physician to patient pre-surgical (Prehab) digital therapeutic exercise treatment system for patients that anticipate having total joint replacement (knee, hip and or shoulder) or back surgeries. Patients may complete these digital therapeutic exercises either monitored or unmonitored.

PurePT: PurePT is a patient & independent PT digital treatment platform for connecting new patients to PT’s that are seeking to be treated with our PHZIO treatment system. Patient program assessments can be made in the privacy of a patient home or office. PurePT connects new patients to PT’s, particularly in states that have direct access rules where patient’s insurance will reimburse for treatment without requiring a physician’s prescription.

Our PHZIO Solution: A New Physical Therapy Delivery System:

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

For more information on eWellness go to:

http://www.ewellnesshealth.com/

http://phzio.com/

http://prehabpt.com/

http://Purept.com/

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

For the six months ended June 30, 2017, the Company had no revenues. The Company has an accumulated loss of $13,643,511. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of June 30, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,045,429	$-	$-	$1,045,429
Total Liabilities measured at fair value	$1,045,429	$-	$-	$1,045,429

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

As of December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$8,473,265	$-	$-	$8,473,265
Total Liabilities measured at fair value	$8,473,265	$-	$-	$8,473,265

Earnings per Common Share

The Company follows ASC Topic 260 to account for the earnings per share (“EPS”). Basic EPS calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has net income for the six months ended June 30, 2017, dilutive shares are added into the per share calculation as noted below.

	Three Months Ended		Six Months Ended
	June 31, 2017	June 30, 2016	June 31, 2017	June 30, 2016
Earnings (loss) per common share
Basic	$(0.02)	$(0.10)	$0.03	$(0.12)
Diluted	$(0.02)	$(0.10)	$0.03	$(0.12)

Weighted average shares outstanding
Basic	105,459,623	18,671,490	82,876,801	18,986,781
Diluted	105,459,623	18,671,490	85,564,942	18,986,781

For the six months ended June 30, 2017, the diluted EPS calculation included common stock equivalents of 2,686,667 for warrants and 1,474 for convertible notes. For the six months ending June 30, 2016, common stock equivalents of 3,100,000 options, 5,577,914 warrants and 430,989 convertible notes were not included due to the anti-dilutive effect. For the three months ended June 30, 2017, the basic and diluted EPS calculation were the same because there were no dilutive options, warrants or convertible notes. For the three months ended June 30, 2016, common stock equivalents of 242,000 options, 844,296 warrants and 40,439 convertible notes were not included due to the anti-dilutive effect.

Note 3. Related Party Transactions

During the six months ended June 30, 2017, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, invoiced the Company $13,720 for accounting services. The amount outstanding as of June 30, 2017 and December 31, 2016 was $840 and $10,481, respectively. The Company recorded $0 and $1,032 imputed interest on the amount owed to the related party based on an interest rate of 8% for the six months ended June 30, 2017 and June 30, 2016, respectively. Because the amount due to the related party is now being paid on a regular basis, the Company is no longer accruing imputed interest.

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

. eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of June 30, 2017, the Company had a payable of $170,810 due to this company.

For the first quarter of 2017 the Company rented its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month was recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet. Since the beginning of the second quarter of 2017, the Company is renting from a third party so no imputed rent was recorded.

Throughout the period ended June 30, 2017, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of June 30, 2017 and December 31, 2016 were $4,870 and $44,429, respectively. There were no expenses due to the board members but the Company has accrued directors’ fees of $177,000 and $60,000 at June 30, 2017 and December 31, 2016, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $987,666 and $940,000 at June 30, 2017 and December 31, 2016 respectively.

Note 4. Non-Convertible Notes Payable

In February 2017, the Company was served by a complaint filed by the holder of a note payable. The lawsuit alleges that the Company is indebted to the note holder a promissory note stemming from four loans to the Company during the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further, the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,877 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far more than the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) the note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; and (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Company and counsel believe the lawsuit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, the Company believes that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

At June 30, 2017, the Company had indebtedness to this holder of the note payable of $180,051 plus $25,296 of accrued interest. During the six months ended June 30, 2017 and 2016, the Company accrued interest expense totaling $16,071 and $5,140, respectively.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

Note 5. Convertible Notes Payable

On January 11, January 23 and February 14, 2017, the Company authorized three convertible notes each $55,000 for a total of $165,000. These notes mature six months from the grant date. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the five (5) Trading Days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing lookback event. The notes have a 10% original issue discount and an interest rate of 8%. During the six months ended June 30, 2017, the Company accrued interest expense totaling $5,593. In April 2017, the Company and the note holder authorized amendments to these three notes in which the maturity dates of the notes were extended to February 6, 2018, February 22, 2018, and March 31, 2018, respectively.

On February 9, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $165,000, each at $82,500. Each of the notes contain a 10% Original Issue Discount and an interest rate of 8%. The due date of the notes is August 9, 2017. As of the date of this report, an extension to these notes has not been executed. During the six months ended June 30, 2017, only one of the notes has been funded. During the six months ended June 30, 2017, the Company accrued interest expense of $2,550.

On February 15, 2017, the Company and an institutional investor entered into an agreement in which: (a) the investor agreed to fund up to $5,000,000 in reliance upon an exception provided under Rule 506 of Regulation D promulgated by the SEC under the Securities act of 1933, as amended; (b) the Company will file a registration statement on Form S-1 with the SEC within 15 days after the Company filed its annual 10K report for the year ended December 31, 2016 (The S-1 was filed on April 11, 2017); (c) the Company issued a convertible note in the principal amount of $100,000, bearing interest at 8% (This note has not yet been funded); and (d) the Company issued a second convertible note in the principal amount of $275,000 bearing interest at 8% of which $105,000 has been funded. With the $275,000 convertible note, the Company also issued 68,750 warrants exercisable at $.25 per share on a cashless basis. During the six months ended June 30, 2017, the Company accrued interest expense of $3,222.

On April 11, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on November 6, 2018 was funded in the sum of $280,000 with $28,000 being retained by the investor through an original issue discount for due diligence and legal expense related to this transaction. The note is convertible into shares of common stock, par value $0.001, at a conversion price of $0.20 per Share. On April 11, 2017, the Company filed a registration statement on Form S-1 to provide for the resale of up to 9,519,229 shares of common stock issuable to the investor, as a selling stockholder, pursuant to a “put right” under an investment agreement dated February 10, 2017, that permits the Company to “put” up to five million dollars ($5,000,000) in shares of common stock to the investor over a period of up to thirty-six (36) months or until $5,000,000 of such shares have been “put.” With issuance of this note, the Company also issued 1,232,000 warrants exercisable at $.25 per share. During the six months ended June 30, 2017, the Company accrued interest expense of $5,266.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $167,000, each at $83,500. One of the notes was funded in May 2017 for $83,500. The other note was funded in July 2017 for $83,500. Each of the notes contain an Original Issue Discount of $8,500 and an interest rate of 5.5%. The due date of the notes is January 24, 2018. During the six months ended June 30, 2017, the company accrued interest expense of $843.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

Note 6. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of June 30, 2017.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 400,000,000 shares with a par value of $0.001 per share.

During the six months ended June 30, 2017, the Company issued a total of 34,582,445 shares of common stock per debt conversion of two convertible notes dated November 14, 2016. The total of the debt conversion was $194,860 which includes $3,490 of accrued interest.

In January 2017, 1,363,277 warrants were exercised under a cashless exercise and issued 1,336,075 shares of common stock.

During the six months ended June 30, 2017, the Company issued 4,658,250 shares of common stock for marketing and consulting services valued at $366,650 At June 30, 2017, 132,327 shares remain to be issued to a consultant.

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

On June 6, 2017, the Board of Directors approved the issuance of 100,000 shares of common stock to the Company’s attorneys for legal services. These shares were issued in August 2017 and were recorded in Shares to be Issued on the Balance Sheet.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

Stock Options

The following is a summary of the status of all Company’s stock options as of June 30, 2017 and changes during the six months ended on that date:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding at December 31, 2016	20,250,000	$0.27	2.3	$0.011
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2017	20,250,000	0.27	2.9	$0
Options exercisable at June 30, 2017	8,102,083	$0.42	4.9	$0

The Company recognized stock option expense of $217,188 and $4,633 for the six months ended June 30, 2017 and 2016, respectively and $108,594 and $4,633 for the three months ended June 30, 2017 and 2016, respectively.

Warrants

In February 2017, the Company authorized the issuance of 68,750 warrants that were issued as part of a convertible note. The fair value of the warrants is $3,235.

In April 2017, the Company authorized the issuance of 1,232,000 warrants that were issued as part of a convertible note. The fair value of the warrants is $120,726.

The following is a summary of the status of the Company’s warrants as of June 30, 2017 and changes during the six months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs)	Value
Outstanding at December 31, 2016	9,116,190	$0.21	4.2	$0.103
Granted	1,300,750	0.25	5.3	0
Exercised	(1,363,277)	0.01		0.178
Cancelled	-	-	-	-
Outstanding at June 30, 2017	9,053,663	$0.23	3.4	$0.038
Warrants exercisable at June 30, 2017	9,053,663	$0.23	3.4	$0.038

For purpose of determining the fair market value of the warrants and options issued during the six months ended June 30, 2017, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$ .07 - .10
Exercise price of warrants	$ .004 and .25
Dividend yield	0.00%
Years to maturity	1-5
Risk free rate	1.03% - 1.93%
Expected volatility	68.68% - 242.11%

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

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

June 30, 2017

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

On January 24, 2017, the Registrant entered into a Definitive Service Agreement (“DSA”) with Bistromatics, a company for which the Company’s officer serves as an officer, affirming that, at the time, the Company did not have enough authorized shares of common stock, based upon the number of issued and outstanding shares together with shares reserved for issuance, to issue Bistromatics 25,280,899 shares of common stock. In connection with the Company’s obligations under the DSA, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001. The Certificate of Amendment has been filed with the State of Nevada and the Company has filed an Information Statement on Schedule 14C, based upon the Joint Written Consent of the Company’s Board of Directors and the Majority Consenting Stockholders and implementing a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis (the “Reverse Split”). After the Information Statement clears comments with the Securities and Exchange Commission, the Company must submit an application to and receive approval from FINRA for these corporate actions. On April 1, 2017, the Company issued 25,280,899 shares of common stock.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

Note 8. Derivative Valuation

The Company evaluated the convertible debentures and associated warrants in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable so they did not meet the conditions set forth in current accounting standards for equity classification. In addition, the warrants have a Most Favored Nations clause resulting in the exercise price of the warrants also not being fixed. Therefore, these have been characterized as derivative instruments. We elected to recognize the notes under ASU paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes and warrants in their entirety at fair value, with changes in fair value recognized in earnings.

The debt discount is amortized over the life of the note and recognized as interest expense. For the six months ended June 30, 2017 and 2016, the Company amortized the debt discount of $176,296 and $425,930, respectively, to interest expense. For the three months ended June 30, 2016 and 2016, the Company amortized the debt discount of $93,853 and $388,460, respectively. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $1,045,429 and $8,473,265 at June 30, 2017 and December 31, 2016, respectively.

During the period ended June 30, 2017, the Company had the following activity in the derivative liability account:

Total
Derivative liability at December 31, 2016	$8,473,265
Addition of new conversion option derivatives	31,924
Addition of new warrant derivatives	123,961
Extinguishment due to note conversions	(3,074,146)
Extinguishment due to warrant conversions	(109,985)
Changes in fair value	(4,399,590)
Derivative liability at June 30, 2017	$1,045,429

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.07
Exercise price of warrants	$.004 - 25
Conversion rate of convertible debt	$.0167 – 0.2000
Risk free interest rate	.84%-1.84%
Stock volatility factor	50.06%-226.83%
Years to Maturity	0-4.8
Expected dividend yield	None

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

Note 9. Subsequent Events

In the Registrant’s Definitive Information Statement filed with the SEC on March 1, 2017, we disclosed that our Board of Directors based upon the Joint Written Consent of our Majority Consenting Stockholders had authorized a reverse split of our outstanding shares of common stock on a ratio not to exceed one for twenty (1:20) within 180 days from March 1, 2017. As of June 2017, the reverse split has not been instituted.

On July 14, 2017, the Company issued 1,156,894 shares of common stock for the full debt conversion plus accrued interest for the note dated January 11, 2017.

On July 24, 2017, the Company issued 5,100,000 shares of common stock for debt conversion for a note dated November 14, 2016.

During the month of July 2017, the Company issued 250,000 shares of common stock for the monthly fee according to the agreements for consulting services dated June 6, 2017.

On July 24, 2017, the Company agreed to amend the two convertible notes dated April 24, 2017 and the convertible note dated February 9, 2017 relative to the conversion provision in Section 4(a) by inserting the following provision: “In addition to all the other Conversion Price formulas set forth in the Note, the Holder may choose to elect from the following two Conversion Price formulas, if they result in a lower Conversion Price: (i) 75% of the average of the 5 daily VWAPS of the Common Stock as reported on an Exchange for the 20 trading days immediately preceding the 180th daily anniversary of the Note or (ii) 75% of the average of the 5 VWAPS of the Common Stock as reported on an Exchange for the {trading days immediately preceding the delivery day of the first Notice of Conversion from the Holder”.

On August 2, 2017, the Company issued 100,000 shares of common stock to our legal counsel as approved by the Board of Directors on June 6, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three-months ended June 30, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

THE COMPANY

Overview

eWellness is the first physical therapy telehealth company to offer insurance reimbursable real-time distance monitored treatments. Our business model is to license our PHZIO (“PHZIO”) platform to any physical therapy (“PT”) clinic in the U.S. and or have large-scale employers use our PHZIO platform as a fully PT monitored corporate wellness program. The Company’s PHZIO home physical therapy exercise platform has been designed to disrupt the $30 billion physical therapy and the $8 billion corporate wellness industries. PHZIO re-defines the way physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many physical therapy platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as: Anthem Blue Cross and Blue Shield

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

Marketing& Sales Strategy Pivot

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

Additional Treatment Protocols: Our current PHZIO platform includes a fully customizable treatment program for multiple physical therapy treatment plans including patient rehabilitations for total knee, hip and shoulder surgeries, lower and upper back ailments and other physical therapy treatments. We currently have a growing library of over 250 individual, 2-4 minute exercise videos within our PHZIO platform, with additional exercise content generated as needed. The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. Our hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These programs are anticipated to be followed by woman’s health and geriatric programs by the end of the third quarter of 2017.

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

Results of Operations for the three and six months ended June 30, 2017 and 2016

We had no revenues from operations during the six months ended June 30, 2017 and 2016. We expect to generate revenues during the fourth quarter of 2017.

Our operating expenses increased to $1,938,910 for the six months ended June 30, 2017 from $1,326,000 for the six months ended June 30, 2016. The increase is a result of legal, accounting services, and consulting fees. Our operating expenses decreased to $949,562 for the three months ended June 30, 2017 from $972,553 for the three months ended June 30, 2016. This decrease was a result of decreased executive compensation.

The Company recognized net income of $2,273,370 for the six months ended June 30, 2017, compared with a net loss of $2,353,032 for the six months ended June 30, 2016. The significant increase was the result of the revaluation of the derivative liabilities for the convertible debt and warrants totaling $4,399,596 offset by increases in legal, accounting services and consulting fees as noted above. The Company had a net loss of $1,888,476 for the three months ended June 30, 2017 compared with a net loss of $1,927,424 for the three months ended June 30, 2016. The decrease was a result of a decrease in professional fees, executive compensation and interest expense.

Liquidity and Capital Resources

As of June 30, 2017, we had negative working capital of $3,412,518 compared to negative working capital of $10,018,688 as of December 31, 2016. The majority of the decrease of negative working capital is because of the derivative liability. Cash used in operations was $615,479 and $149,702 for the six months ended June 30, 2017 and 2016, respectively. The increase in cash used in operations was because of relative changes in the assets and liabilities including the payment of accounts payable-related parties. Cash used in investing activities was $2,910 and $0 for the six months ended June 30, 2017 and 2016, respectively. Cash flows provided by financing activities were $665,950 and $120,000 for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in cash flows from financing activities was the issuance of convertible debt for cash. The cash balance as of June 30, 2017 was $61,556.

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

Capital Expenditure Plan

During the six months ended June 30, 2017, we raised $776,500, less $110,550 for debt issuance costs, in equity and debt capital and we may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

On January 17, 2017, the Company entered into an agreement with a consultant for a six-month period to provide services which will include: (i) introductions to brokers; (ii) assist with research coverage; (iii) introductions to over 100 funds, investment banking firms and market makers; and (iv) a presentation speaking slot with a Gold sponsorship at the 2017 Wall Street Conference. In consideration for the services, the Company agreed to issue 75,000 restricted shares of common stock. These shares were issued on January 20, 2017.

On January 24, 2017, the Registrant entered into a Definitive Service Agreement (“DSA”) with Bistromatics, a company for which the Company’s officer serves as an officer, affirming that, at the time, the Company did not have enough authorized shares of common stock, based upon the number of issued and outstanding shares together with shares reserved for issuance, to issue Bistromatics 25,280,899 shares of common stock. In connection with the Company’s obligations under the DSA, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001. The Certificate of Amendment has been filed with the State of Nevada and the Company has filed an Information Statement on Schedule 14C, based upon the Joint Written Consent of the Company’s Board of Directors and the Majority Consenting Stockholders and implementing a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis (the “Reverse Split”). After the Information Statement clears comments with the Securities and Exchange Commission, the Company must submit an application to and receive approval from FINRA for these corporate actions. The Company issued the 25,280,899 shares of common stock on April 1, 2017.

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

In April 2017, the Company entered into a Securities Purchase Agreement with a third party which required the issuance of a convertible note for $308,000 with an Original Issue Discount of $28,000 and an interest rate of 8%. The terms of this note are that the convertible note convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the conversion price or (ii) 65% of the average of the VWAPs for the fifteen (15) trading days immediately preceding the date of conversion. The due date of the note is November 6, 2018. With the issuance of this note, the Company also issued 1,232,000 warrants exercisable at $.25 per share.

In May 2017, the Company entered into a Securities Purchase Agreement with a third party which required the issuance of a convertible note for $83,500 plus a 10% Original Issue Discount and an interest rate of 8%. The terms of this note are that the convertible note convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the five (5) trading days immediately following the 180th calendar day of the note. The due date of the note is January 24, 2018.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of 2017, the Company issued a total of 20,772,445 shares of common stock per debt conversion of the convertible notes dated November 14, 2016. The total of the debt conversion was $147,860.

On April 1, 2017, the Company issued 25,280,899 shares of common stock per a licensing agreement with a related party dated November 11, 2016. The value of the shares was $225,000.

On April 1 and June 6, 2017, the Company issued 150,000 and 300,000 shares of common stock, respectively, per a consulting agreement dated December 12, 2016. The value of the shares was $37,050.

On April 14, 2017, the Company issued 77,000 shares of common stock per a consulting agreement dated February 1, 2017. The value of the shares was $6,930.

On June 6, 2017, the Company issued 1,500,000 shares of common stock per a consulting agreement dated June 6, 2017. The value of the shares was $120,000.

On June 20, 2017, the Company issued 1,500,000 shares of common stock per a consulting agreement dated June 20, 2017. The value of the shares was $120,000.

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: August 14, 2017
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	August 14, 2017
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	August 14, 2017
David Markwoski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	August 14, 2017
Brandon Rowberry

/s/ Douglas Cole	Director	August 14, 2017
Douglas Cole

/s/ Curtis Hollister	Director	August 14, 2017
Curtis Hollister

/s/ Douglas MacLellan	Director	August 14, 2017
Douglas MacLellan

/s/ Rochelle Pleskow	Director	August 14, 2017
Rochelle Pleskow

