Form 10-Q
period 2017-09-30
eWELLNESS HEALTHCARE Corp
filed 2017-11-13
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on November 13, 2017 was 139,640,506 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$14,436	$13,995
Prepaid expenses	261,716	723,046

Total current assets	276,152	737,041

Property & equipment, net	5,587	4,279
Intangible assets, net	14,693	16,908

TOTAL ASSETS	$296,432	$758,228

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$348,903	$340,793
Accounts payable - related party	262,030	379,481
Accrued expenses - related party	202,139	104,429
Accrued compensation	1,010,666	940,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	517,906	247,710
Derivative liability	721,396	8,473,265
Short term note and liabilities	180,051	180,051

Total current liabilities	3,333,091	10,755,729

Total Liabilities	3,333,091	10,755,729

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 136,477,700 and 51,435,307 issued and outstanding, respectively	136,478	51,435
Shares to be issued	11,428	110,740
Additional paid in capital	12,238,750	5,757,205
Accumulated deficit	(15,423,315)	(15,916,881)

Total Stockholders' Deficit	(3,036,659)	(9,997,501)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$296,432	$758,228

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

OPERATING EXPENSES
Executive compensation	102,000	186,000	306,000	558,000
General and administrative	163,527	38,324	581,705	153,493
Professional fees	374,253	839,486	1,690,985	1,678,318

Total Operating Expenses	639,780	1,063,810	2,578,690	2,389,811

Loss from Operations	(639,780)	(1,063,810)	(2,578,690)	(2,389,811)

OTHER INCOME (EXPENSE)
Gain on foreign exchange rate	11,523	-	48,927	-
Gain on extinguishment of debt	-	68,264	-	68,264
Gain (loss) on derivative liability	(973,207)	705,861	3,426,389	200,719
Interest expense, related parties	-	(1,069)	-	(2,998)
Interest expense	(178,340)	(479,255)	(402,260)	(999,215)

Net Income (Loss) before Income Taxes	(1,779,804)	(770,009)	494,366	(3,123,041)

Income tax expense	-	(800)	(800)	(800)

Net Income (Loss)	$(1,779,804)	$(770,809)	$493,566	$(3,123,841)

Earnings (loss) per common share
Basic	$(0.01)	$(0.04)	$0.01	$(0.16)
Diluted	$(0.01)	$(0.04)	$0.00	$(0.16)

Weighted average shares outstanding
Basic	128,985,784	19,821,147	98,415,360	19,058,020
Diluted	128,985,784	19,821,147	101,707,186	19,058,020

The accompanying notes are an integral part of these condensed financial statements

e WELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activies
Net income (loss)	$493,566	$(3,123,841)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,817	3,479
Contributed services	163,500	292,500
Shares issued for consulting services	201,130	42,500
Imputed interest - related party	-	2,998
Options expense	325,782	508,395
Interest on debt extension	-	123,198
Amortization of debt discount to interest expense	325,666	817,632
Amortization of prepaids	873,582	-
Gain on derivative liability	(3,426,389)	(200,719)
Gain on extinguishment of debt	-	(68,264)
Changes in operating assets and liabilities
Prepaid expense	(49,752)	676,949
Accounts payable and accrued expenses	35,099	408,443
Accounts payable - related party	107,549	12,484
Accrued expenses - related party	97,710	79,945
Accrued compensation	70,666	263,408

Net cash used in operating activities	(778,074)	(160,893)

Cash flows from investing activities
Purchase of equipment	(2,910)	-
Net cash used in investing activities	(2,910)	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	120,000
Issuance of convertible debt	915,000	-
Debt issuance costs	(133,575)	-

Net cash provided by financing activities	781,425	120,000

Net increase (decrease) in cash	441	(40,893)

Cash, beginning of period	13,995	41,951

Cash, end of period	$14,436	$1,058

Supplemental Information:
Cash paid for:
Taxes	$800	$-
Interest Expense	$-	$-
Non cash items:
Warrants issued with debt	$86,730	$241,097
Derivative liability and debt discount issued with new notes	$260,818	$-
Shares issued for debt conversion	$5,057,014	$87,804
Exercise of warrants	$109,978	$173
Shares issued for extinguishment of accounts payable	$309,000	$-
Shares issued for prepaids	$381,000	$1,958,350

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

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

September 30, 2017

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2017. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

For the nine months ended September 30, 2017, the Company had no revenues. The Company has an accumulated loss of $15,423,315. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of September 30, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$721,396	$-	$-	$721,396
Total Liabilities measured at fair value	$721,396	$-	$-	$721,396

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

As of December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$8,473,265	$-	$-	$8,473,265
Total Liabilities measured at fair value	$8,473,265	$-	$-	$8,473,265

Earnings per Common Share

The Company follows ASC Topic 260 to account for the earnings per share (“EPS”). Basic EPS calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has net income for the nine months ended September 30, 2017, dilutive shares are added into the per share calculation as noted below.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Earnings (loss) per common share
Basic	$(0.01)	$(0.04)	$0.01	$(0.16)
Diluted	$(0.01)	$(0.04)	$0.00	$(0.16)

Weighted average shares outstanding
Basic	128,985,784	19,821,147	98,415,360	19,058,020
Diluted	128,985,784	19,821,147	101,707,186	19,058,020

For the nine months ended September 30, 2017, the diluted EPS calculation included common stock equivalents of 3,291,826 for warrants. For the nine months ending September 30, 2016, common stock equivalents of 3,100,000 options, 5,577,914 warrants and 430,989 convertible notes were not included due to the anti-dilutive effect. For the three months ended September 30, 2017, common stock equivalents of 3,291,826 for warrants were not included due to the anti-dilutive effect. For the three months ended September 30, 2016, common stock equivalents of 242,000 options, 844,296 warrants and 40,439 convertible notes were not included due to the anti-dilutive effect.

Note 3. Related Party Transactions

During the nine months ended September 30, 2017, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, invoiced the Company $19,300 for accounting services. The amount outstanding as of September 30, 2017 and December 31, 2016 was $1,220 and $10,481, respectively. The Company recorded $0 and $2,999 imputed interest on the amount owed to the related party based on an interest rate of 8% for the nine months ended September 30, 2017 and September 30, 2016, respectively. Because the amount due to the related party is now being paid on a regular basis, the Company is no longer accruing imputed interest.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

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

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of September 30, 2017, the Company had a payable of $260,810 due to this company.

For the first quarter of 2017 the Company rented its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month was recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet. Since the beginning of the second quarter of 2017, the Company is renting from a third party so no imputed rent was recorded.

Throughout the period ended September 30, 2017, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of September 30, 2017 and December 31, 2016 were $9,139 and $44,429, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $193,000 and $60,000 at September 30, 2017 and December 31, 2016, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,010,666 and $940,000 at September 30, 2017 and December 31, 2016 respectively.

Note 4. Non-Convertible Notes Payable

In February 2017, the Company was served by a complaint filed by the holder of a note payable. The lawsuit alleges that the Company is indebted to the note holder a promissory note stemming from four loans to the Company during the 20 months prior to February 2017 amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further, the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,877 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far more than the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) the note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; and (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Company and counsel believe the lawsuit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, the Company believes that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

At September 30, 2017, the Company had indebtedness to this holder of the note payable of $180,051 plus $33,465 of accrued interest. During the nine months ended September 30, 2017 and 2016, the Company accrued interest expense totaling $24,240 and $18,974, respectively. During the three months ended September 30, 2017 and 2016, the Company accrued interest expense totaling $8,169 and $13,824 respectively.

Note 5. Convertible Notes Payable

On January 11, January 23 and February 14, 2017, the Company authorized three convertible notes each $55,000 for a total of $165,000. These notes mature six months from the grant date. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the volume-weighted average prices for the five (5) Trading Days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing lookback event. The notes have a 10% original issue discount and an interest rate of 8%. During the nine months ended September 30, 2017, the Company accrued interest expense totaling $7,594. In April 2017, the Company and the note holder authorized amendments to these three notes in which the maturity dates of the notes were extended to February 6, 2018, February 22, 2018, and March 31, 2018, respectively. All three of these notes plus accrued interest were converted during the quarter ended September 30, 2017 and 2,436,381 shares of common stock were issued.

On February 9, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $165,000, each at $82,500. Each of the notes contain a 10% Original Issue Discount and an interest rate of 8%. The due date of the notes is November 7, 2017. During the nine months ended September 30, 2017, only one of the notes has been funded. During the nine months ended September 30, 2017, the Company accrued interest expense of $4,213.

On February 15, 2017, the Company and an institutional investor entered into an agreement in which: (a) the investor agreed to fund up to $5,000,000 in reliance upon an exception provided under Rule 506 of Regulation D promulgated by the SEC under the Securities act of 1933, as amended; (b) the Company will file a registration statement on Form S-1 with the SEC within 15 days after the Company filed its annual 10K report for the year ended December 31, 2016 (The S-1 was filed on April 11, 2017); (c) the Company issued a convertible note in the principal amount of $100,000, bearing interest at 8% (This note has not yet been funded); and (d) the Company issued a second convertible note in the principal amount of $275,000 bearing interest at 8% of which $137,500 has been funded. With the $275,000 convertible note, the Company also issued 68,750 warrants exercisable at $.25 per share on a cashless basis. During the nine months ended September 30, 2017, the Company accrued interest expense of $12,130.

On April 11, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on November 6, 2018 was funded in the sum of $280,000 with $28,000 being retained by the investor through an original issue discount for due diligence and legal expense related to this transaction. The note is convertible into shares of common stock, par value $0.001, at a conversion price of $0.20 per Share. On April 11, 2017, the Company filed a registration statement on Form S-1 to provide for the resale of up to 9,519,229 shares of common stock issuable to the investor, as a selling stockholder, pursuant to a “put right” under an investment agreement dated February 10, 2017, that permits the Company to “put” up to five million dollars ($5,000,000) in shares of common stock to the investor over a period of up to thirty-six (36) months or until $5,000,000 of such shares have been “put.” With issuance of this note, the Company also issued 1,232,000 warrants exercisable at $.25 per share. During the nine months ended September 30, 2017, the Company accrued interest expense of $11,476.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $167,000, each at $83,500. One of the notes was funded in May 2017 for $83,500. The other note was funded in July 2017 for $83,500. Each of the notes contain an Original Issue Discount of $8,500 and an interest rate of 5.5%. The due date of the notes is January 24, 2018. During the nine months ended September 30, 2017, the company accrued interest expense of $2,768.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

On July 24, 2017, the Company agreed to amend the two convertible notes dated April 24, 2017 and the convertible note dated February 9, 2017 relative to the conversion provision in Section 4(a) by inserting the following provision: “In addition to all the other Conversion Price formulas set forth in the Note, the Holder may choose to elect from the following two Conversion Price formulas, if they result in a lower Conversion Price: (i) 75% of the average of the 5 daily VWAPS of the Common Stock as reported on an Exchange for the 20 trading days immediately preceding the 180th daily anniversary of the Note or (ii) 75% of the average of the 5 VWAPS of the Common Stock as reported on an Exchange for the 20 trading days immediately preceding the delivery day of the first Notice of Conversion from the Holder”.

On September 5, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $55,000. The note, which is due on March 5, 2018 has an original issue discount of $5,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the ten (10) Trading Days immediately following the 180th calendar. During the nine months ended September 30, 2017, the Company accrued interest expense of $289.

Note 6. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of September 30, 2017.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 400,000,000 shares with a par value of $0.001 per share.

During the nine months ended September 30, 2017, the Company issued a total of 49,292,169 shares of common stock per debt conversion of two convertible notes dated November 14, 2016 and three convertible notes dated January 11, January 23, and February 13, 2017. The total of the debt conversion was $592,420 which includes $26,220 of accrued interest.

In January 2017, 1,363,277 warrants were exercised under a cashless exercise and issued 1,336,075 shares of common stock.

During the nine months ended September 30, 2017, the Company issued 6,558,250 shares of common stock for marketing and consulting services valued at $549,630. At September 30, 2017, 132,327 shares remain to be issued to a consultant. These shares were issued on October 6, 2017.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

On April 1, 2017, the Company issued 25,280,899 shares of common stock per the contract with a related party per the Definitive Services Agreement signed on January 24, 2017. This agreement is discussed in Note 3 above.

On June 6, 2017, the Board of Directors approved the issuance of 100,000 shares of common stock to the Company’s attorneys for legal services. These shares were issued in August 2017 for a value of $8,000.

Stock Options

The following is a summary of the status of all Company’s stock options as of September 30, 2017 and changes during the nine months ended on that date:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding at December 31, 2016	20,250,000	$0.27	2.3	$0.011
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2017	20,250,000	0.27	2.2	$0
Options exercisable at September 30, 2017	10,245,833	$0.37	2.8	$0

The Company recognized stock option expense of $325,782 and $4,633 for the nine months ended September 30, 2017 and 2016, respectively and $108,594 and $4,633 for the three months ended September 30, 2017 and 2016, respectively.

Warrants

In February 2017, the Company authorized the issuance of 68,750 warrants that were issued as part of a convertible note. At September 30, 2017 the fair value of the warrants is $6,507.

In April 2017, the Company authorized the issuance of 1,232,000 warrants that were issued as part of a convertible note. At September 30, 2017 the fair value of the warrants is $116,680.

The following is a summary of the status of the Company’s warrants as of September 30, 2017 and changes during the nine months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2016	9,116,190	$0.21	2.9	$0.103
Granted	1,300,750	0.25	5.0	0
Exercised	(1,363,277)	0.01		0.178
Cancelled	-	-	-	-
Outstanding at September 30, 2017	9,053,663	$0.20	2.4	$0.038
Warrants exercisable at September 30, 2017	9,053,663	$0.20	2.4	$0.038

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

For purpose of determining the fair market value of the warrants and options issued during the nine months ended September 30, 2017, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.095
Exercise price of warrants	$.004 and .25
Dividend yield	0.00%
Years to maturity	3-5
Risk free rate	1.62% - 1.77%
Expected volatility	288.82%-290.44%

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

September 30, 2017

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

September 30, 2017

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the nine months ended September 30, 2017 and 2016, the Company amortized the debt discount of $325,666 and $820,911, respectively, to interest expense. For the three months ended September 30, 2017 and 2016, the Company amortized the debt discount of $149,370 and $394,981, respectively. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $721,396 and $8,473,265 at September 30, 2017 and December 31, 2016, respectively.

During the period ended September 30, 2017, the Company had the following activity in the derivative liability account:

Total
Derivative liability at December 31, 2016	$8,473,265
Addition of new conversion option derivatives	136,857
Addition of new warrant derivatives	123,961
Extinguishment due to note conversions	(4,476,351)
Extinguishment due to warrant conversions	(109,985)
Changes in fair value	(3,426,351)
Derivative liability at September 30, 2017	$721,396

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

Stock price at valuation date	$.06-.175
Exercise price of warrants	$.004 - 25
Conversion rate of convertible debt	$.0167 – 0.2000
Risk free interest rate	.95%-1.77%
Stock volatility factor	124%-290.48%
Years to Maturity	.08 – 4.5
Expected dividend yield	None

Note 9. Subsequent Events

On November 10, 2017, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders not to proceed with the implementation of its previously authorized reverse stock split of the outstanding shares of common stock on a one-for-twelve (1:12) basis (the “Reverse Split”).

On March 1, 2017, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-twenty (1:20) basis, which Reverse Split was to be initiated within 180 days from March 1, 2017. On August 8, 2017, our Board of Directors approved the one-for-twelve (1:12) Reverse Split and filed the requisite application with FINRA, which application is in the final approval stages.

The initial reason for ratifying and approving the Reverse Split was based upon the Company’s determination that it would best position the Company for possible up listing from the OTCQB to the NASDAQ. After due deliberation, the Company’s Board of Directors determined on November 10, 2017, not to proceed with the Reverse Split. Based upon recent and anticipated business developments, it is the Board of Directors belief that up listing to the NASDAQ may be achieved after the fiscal year ending December 31, 2017 without implementation of the Reverse Split. While there can be no assurance that up listing on the NASDAQ will be achieved, the Company has informed FINRA that it was withdrawing the application and are canceling the pending 1:12 Reverse Split.

On October 1, 2017, the Company entered into an agreement with a consulting firm for services related to business development; strategy setting; fundraising/financial introductions; analysis, structure and organization of commercial offerings and related services. The agreement is for six months and the Company issued 300,000 shares of common stock on October 1, 2017 for these services for a value of $27,000.

On October 6, 2017, the Company issued 132,327 shares of common stock for consulting services during the quarter ended September 30, 2017. As of September 30, 2017, the value of these shares of $11,428 was recorded in Shares to be Issued on the Balance Sheet.

On October 6 and November 6, 2017, the Company issued 125,000 shares of common stock representing the monthly issuance pursuant to an agreement signed June 6, 2017. The total shares issued was 250,000 shares for a value of $27,500.

On October 12, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on April 12, 2018 has an original issue discount of $10,000 and an 8% interest rate. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 65% of the lowest per share trading price for the fifteen (15) Trading Days immediately following the 180th calendar.

On October 20,2017, the Company issued 125,000 shares of common stock representing the monthly issuance pursuant to an agreement signed on June 20, 2017 for a value of $22,500.

From the quarter ended September 30, 2017 and the filing of this report, the Company has issued 2,205,379 shares of common stock for conversion of debt and accrued interest totaling $169,885.

On October 31, 2017, the Company issued 150,000 shares of common stock representing the monthly issuance for consulting services for a value of $21,000.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three and nine months ended September 30, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Transformation of PT Patient Care Model

Utilizing Phzio.com, PreHabPT.com and PurePT.com (to be launched later this month), a patient can receive PT digitally or in their home or office for in-person consultations, without ever going to a PT clinic. Our disruptive technology solution eliminates the real estate and clinic location requirements where PT’s have historically practiced and it frees the patient from having to commute to a PT clinic, which is the biggest reason for missed appointments. Our digital treatment system also allows a PT to treat a much larger patient volumes with higher earnings on a daily basis.

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

PreHabPT.com: an 8-week physician to patient pre-surgical (Prehab) digital therapeutic exercise treatment system for patients that anticipate having total join replacement (knee, hip and or shoulder) or back surgeries. Patients may complete these digital therapeutic exercises either monitored or unmonitored. Prehab.pt.com’s backbone is built off of our PHZIO platform.

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

The Company’s initial licensee is Evolution Physical Therapy (“EPT”), which is owned by our CEO, Darwin Fogt, MPT. The Company is in the process of developing marketing channel partnerships with industry association members, existing software-based telemedicine providers and physical therapy billing and practice management providers. These partnerships, if completed, are anticipated to begin adding third party PT licensee revenue during the first quarter of 2018.

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

Additional Treatment Protocols: Our current PHZIO platform includes a fully customizable treatment program for multiple physical therapy treatment plans including patient rehabilitations for total knee, hip and shoulder surgeries, lower and upper back ailments and other physical therapy treatments. We currently have a growing library of over 250 individual, 2-4 minute exercise videos within our PHZIO platform, with additional exercise content generated as needed. The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. Our hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care physical therapy. These programs are anticipated to be followed by woman’s health and geriatric programs by the end of the first quarter of 2018.

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

Results of Operations for the three and nine months ended September 30, 2017 and 2016

We had no revenues from operations during the nine months ended September 30, 2017 and 2016. We expect to generate revenues during the first quarter of 2018.

Our operating expenses increased to $2,578,690 for the nine months ended September 30, 2017 from $2,389,811 for the nine months ended September 30, 2016. The increase is a result of legal, accounting services and stock option expense offset by a reduction in accrued executive compensation. Our operating expenses decreased to $639,780 for the three months ended September 30, 2017 from $1,063,810 for the three months ended September 30, 2016. This decrease was a result of decreases of executive compensation and professional fees.

The Company recognized net income of $493,566 for the nine months ended September 30, 2017, compared with a net loss of $3,123,841 for the nine months ended September 30, 2016. The significant increase from loss to income was the result of the revaluation of the derivative liabilities for the convertible debt and warrants totaling $3,225,670 offset by increases in legal, accounting services and stock option expense as noted above. The Company had a net loss of $1,779,804 for the three months ended September 30, 2017 compared with a net loss of $770,809 for the three months ended September 30, 2016. The increase of net loss was a result of the Company recognizing a loss on derivatives for 2017 compared to a gain on derivatives for 2016 offset by decreases in professional fees, executive compensation and interest expense.

Liquidity and Capital Resources

As of September 30, 2017, we had negative working capital of $3,056,939 compared to negative working capital of $10,018,688 as of December 31, 2016. The majority of the decrease of negative working capital is because of the derivative liability. Cash used in operations was $778,074 and $160,893 for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash used in operations was because of relative changes in the assets and liabilities including the payment of accounts payable-related parties. Cash used in investing activities was $2,910 and $0 for the nine months ended September 30, 2017 and 2016, respectively. Cash flows provided by financing activities were $781,425 and $120,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in cash flows from financing activities was the issuance of convertible debt for cash. The cash balance as of September 30, 2017 was $14,436.

On November 10, 2017, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders not to proceed with the implementation of its previously authorized reverse stock split of the outstanding shares of common stock on a one-for-twelve (1:12) basis (the “Reverse Split”).

On March 1, 2017, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-twenty (1:20) basis, which Reverse Split was to be initiated within 180 days from March 1, 2017. On August 8, 2017, our Board of Directors approved the one-for-twelve (1:12) Reverse Split and filed the requisite application with FINRA, which application is in the final approval stages.

The initial reason for ratifying and approving the Reverse Split was based upon the Company’s determination that it would best position the Company for possible up listing from the OTCQB to the NASDAQ. After due deliberation, the Company’s Board of Directors determined on November 10, 2017, not to proceed with the Reverse Split. Based upon recent and anticipated business developments, it is the Board of Directors belief that up listing to the NASDAQ may be achieved after the fiscal year ending December 31, 2017 without implementation of the Reverse Split. While there can be no assurance that up listing on the NASDAQ will be achieved, the Company has informed FINRA that it was withdrawing the application and are canceling the pending 1:12 Reverse Split.

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

Capital Expenditure Plan

During the nine months ended September 30, 2017, we raised $915,000, less $133,575 for debt issuance costs, in equity and debt capital and we may be expected to require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

In February 2017, the Company entered into a Securities Purchase Agreement with a third party which required the issuance of a convertible note for $55,000 plus a 10% Original Issue Discount. The terms of this note are the same as the notes dated January 11 and January 31, 2017, which are that the convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the volume-weighted average prices for the five (5) trading days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing look back event. The notes have a 10% original issue discount and an interest rate of 8%. The due date of the notes is November 7, 2017.

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

In April 2017, the Company entered into a Securities Purchase Agreement with a third party which required the issuance of a convertible note for $308,000 with an Original Issue Discount of $28,000 and an interest rate of 8%. The terms of this note are that the convertible note convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the conversion price or (ii) 65% of the average of the volume-weighted average prices for the fifteen (15) trading days immediately preceding the date of conversion. The due date of the note is November 6, 2018. With the issuance of this note, the Company also issued 1,232,000 warrants exercisable at $.25 per share.

In May 2017, the Company entered into a Securities Purchase Agreement with a third party which required the issuance of a convertible note for $83,500 plus a 10% Original Issue Discount and an interest rate of 8%. The terms of this note are that the convertible note convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the volume-weighted average prices for the five (5) trading days immediately following the 180th calendar day of the note. The due date of the note is January 24, 2018.

On July 24, 2017, the Company agreed to amend the two convertible notes dated April 24, 2017 and the convertible note dated February 9, 2017 relative to the conversion provision in Section 4(a) by inserting the following provision: “In addition to all the other Conversion Price formulas set forth in the Note, the Holder may choose to elect from the following two Conversion Price formulas, if they result in a lower Conversion Price: (i) 75% of the average of the 5 daily volume-weighted average prices of the Common Stock as reported on an Exchange for the 20 trading days immediately preceding the 180th daily anniversary of the Note or (ii) 75% of the average of the 5 volume-weighted average price of the Common Stock as reported on an Exchange for the {trading days immediately preceding the delivery day of the first Notice of Conversion from the Holder”.

On September 5, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $55,000. The note, which is due on March 5, 2018 has an original issue discount of $5,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the volume-weighted average prices for the ten (10) Trading Days immediately following the 180th calendar. During the nine months ended September 30, 2017, the Company accrued interest expense of $289.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the third quarter of 2017, the Company issued a total of 14,709,724 shares of common stock per debt conversion of the convertible notes dated November 14, 2016, January 11, 2017, January 23, 2017 and February 14, 2017. The total of the debt conversion was $354,830 plus accrued interest of $22,730.

On August 2, 2017 the Company issued 100,000 shares of common stock for legal services. The value of the shares was $8,000.

During the third quarter of 2017, the Company issued a total of 1,900,000 shares of common stock per various consulting agreements. The value of the shares issued was $191,750.

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: November 13, 2017
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	November 13, 2017
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	November 13, 2017
David Markwoski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	November 13, 2017
Brandon Rowberry

/s/ Douglas Cole	Director	November 13, 2017
Douglas Cole

/s/ Curtis Hollister	Director	November 13, 2017
Curtis Hollister

/s/ Douglas MacLellan	Director	November 13, 2017
Douglas MacLellan

/s/ Rochelle Pleskow	Director	November 13, 2017
Rochelle Pleskow

