Form 10-K
period 2017-12-31
eWELLNESS HEALTHCARE Corp
filed 2018-03-28
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares of Common stock, $0.001 par value, outstanding on March 26, 2017 is 148,297,813.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2017

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

The Company and Nature of Business

eWellness plans to generate revenue from Third Party Healthcare Administrators (“TPA”) employees, PTs and corporate wellness licensees on a contractually recurring PHZIO session fee basis. Our PHZIO platform is anticipated to transform the access, cost and quality dynamics of physical therapy (“PT”) delivery for the market participants. eWellness further believes any patient, employer, health plan or healthcare professional interested in a better approach to PT is a potential PHZIO platform user.

Our PHZIO platform completely disrupts the current in-clinic business model of the $30 billion PT industry. Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current access to PT clinics. eWellness’ underlying technology platform is complex, deeply integrated and purpose-built over the past four years for the evolving PT marketplace. eWellness’ PHZIO platform is highly scalable and can support substantial growth of third party licensees. eWellness’ PHZIO platform provides for broad interconnectivity between PT practitioners and their patients, uniquely positioning the Company as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

The Company’s 5-Year Agreement with Endeavor Plus. On October 19, 2017 eWellness executed a 5-year Comprehensive Physical Therapy Services Agreement with Endeavor Plus Services, Inc. (“EPS”), a fast-growing healthcare plan administrator. EPS projects having approximately 100,000 healthcare members in 2018. This level of sales will allow the Company to gain cash flow positive operations during the second half of 2018. Additionally, if EPS is able to continue on their projected growth rate over the next 12-18 months an additional 500,000 new members would be added. Endeavor Plus, Inc. (“EPI”), the parent company of EPS, has taken the lead in a movement to assist small group employers to leave fully insured health plans and use partially self-funded ERISA qualified health insurance plans that are new and innovative and embrace a new era of Consumer-Driven Health Care Planning (CDHC). EPI’s mission is to bring about innovative changes using existing law and regulations to change the traditional health insurance models to drive down healthcare costs while offering significantly better benefits to both small and midsize group employers and their employees. This is accomplished further by having these employers and their employees to participate in the Endeavor Plus Plan, a CDHC program with technology-driven health care programs that are affordable, manageable and responsive to the demand for higher quality care with cost transparency, integrated health information and better provider access and communication and better outcomes.

EPS/PHZIO Marketing Plans. eWellness and EPS intend to immediately commence system, sales and marketing integration, to position eWellness to begin onboarding and treating EPS members in April 2018. EPS is a third-party administrator (TPA), which is an organization that processes insurance claims or certain aspects of employee benefit plans for small and medium sized companies. EPS is projecting to grow rapidly in the small group health insurance market which has annual premiums of over $384 billion. Approximately 84% of this market is traditional full insurance. EPS is expected to grow rapidly by offering these small employers the ability to self- insure through excellent plan design and reinsurance. The Company is excited to be chosen as their PT gatekeeper as well as wellness program supplier. Our comprehensive PT & wellness programs and consulting services are anticipated to provide EPS with new products that will: (1) build new sales channels that increase their current health insurance business, and (2) create new revenue sources through the introduction of such products.

The Company Partnership with LifeWallet (“LW”) On February 22, 2018 the Company signed a Partnership Agreement to co-market the Company’s PHZIO platform with LW (https://www.lifewallet.com) which provides employers, communities and healthcare professionals with a simple, consumer centric, integrated platform to assess the health of their population and monitor their progress towards better health. LifeWallet™ is transforming the delivery of care and revolutionizing the health care to wellness process with a consumer centric health platform and modern digital assistants that promote better outcomes. LW’s employees are dedicated to making the best products on earth. LWt™ is creating a one of a kind technology region in the south and has brought in developers from leading technology companies including Apple.

Concierge PT Medical Service. The Company will be provisioning to EPS and/or LW insureds a new and highly unique patient treatment protocol that includes “white glove” concierge in-home or in-office PT assessments and digital care treatments to enhance the medical treatment and help improve patient treatment outcomes. The Company will become the exclusive provider of “white glove” concierge in-home or in-office PT assessments, digital physical therapy and a wellness program to the individuals covered by EPS and or LW. The Company has been selected to be the gatekeeper for all EPS and or LW PT treatments. As the PT treatment gatekeeper, the Company will conduct an online consultation with each patient to assess the complexity involved with the patient presentation. From the online consultation, an in-home or in-office evaluation of the patient may be prescribed. Through this initial evaluation, a plan of care will be designed for each patient that in most cases is anticipated to include digital therapy sessions.

PreHabPT. Any individuals covered by EPS and/or LW, who are seeking non-emergency orthopedic surgery shall first receive a concierge online consultation, in-home or in-office PT therapy evaluation and will be prescribed a four to eight-week prehabpt.com exercise program prior to any surgery. Another in-home or in-office PT evaluation will be made following surgery and a treatment plan will be initiated. PreHabPT is up to an eight-week physician to patient pre-surgical (Prehab) digital therapeutic exercise treatment system for patients that anticipate having total join replacement (knee, hip and or shoulder) or back surgeries.

PurePT. PurePT is a patient and independent PT digital treatment platform for connecting new patients to PT’s that are seeking to be treated with our PHZIO treatment system. Patient program assessments can be made in the privacy of a patient’s home or office. PurePT connects new patients to PT’s, particularly in states that have direct access rules where patient’s insurance will reimburse for treatment without requiring a physician’s prescription. PurePT puts the patient first.

PHZIO Comprehensive Wellness Program Any EPS and/or LW insureds may, after an in-home or in-office PT assessment, enroll in a 6-month comprehensive wellness program. The top line wellness goals of our PHZIO wellness exercise program is to graduate at least 60% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a two-inch reduction in waist size, weight loss of at least 10 pounds, significant overall improvement in balance, coordination, flexibility, strength and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS) which indicates improved functional activity levels due to reduced low back, knee and hip pain.

The Company’s PHZIO home PT exercise platform has been designed to disrupt the $30 billion PT and the $8 billion corporate wellness industries. PHZIO re-defines the way PT can be delivered. PHZIO is the first real-time remote monitored one-to-many PT platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as Anthem Blue Cross and Blue Shield.

The PHZIO Solution: A New PT Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs: PTs are able to evaluate and screen patients and calculate joint angles using drawing tool

●	First real-time remote monitored one-to-many PT treatment platform for home use;

●	Ability for PTs to observe multiple patients simultaneously in real-time;

●	Solves what has been a structural problem and limitation in post-acute care practice growth.

●	PT practices can experience 20% higher adherence and compliance rates versus industry standards; and

●	Tracking to 30% increase in net income for a PT practice.

PHZIO Evaluation

The PT provider is able to connect in real time with a patient or employee to gather a history, observe posture, perform movement and functional tests, assess joint range of motion, and instruct the patient on special tests. The provider is then able to educate the patient on his/her condition using a screen sharing feature and develop a plan of care based on clinical findings and decisions. A therapeutic exercise plan can be prescribed using PHZIO’s extensive exercise video library.

PHZIO Treatment Session

The image below illustrates a typical PHZIO treatment session from a patient’s point of view. There is communication between patients and PTs conducted via audio, text and or video messaging. The patient is also able to examine form during the exercise sessions. The monitoring PT is remotely monitoring the patient real-time from the PT office.

Patient program adherence in 2016 and 2017 was nearly 85 percent due the real-time patient monitoring and the at-home use of the platform. Now PT practices have a way to scale profitably using a technology platform that can help them grow beyond the limits of the typical brick and mortar PT clinic.

The Company’s initial PHZIO application is a 6-month exercise program for patients with back, knee or hip pain. The next two platforms, released in the third quarter of 2016, include a total knee and hip replacement exercise program. These hip and knee programs have been designed to be integrated into any hospital or medical group’s Medicare CMS bundled payment model for post-acute care PT.

Our PHZIO platform enables patients to engage with live or on-demand video-based PT telemedicine treatments from their home or office. Following a physician’s exam and prescription for PT to treat back, knee or hip pain, a patient can be examined by a PT and, if found appropriate, inducted into the Company’s PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic check-ups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre-and post-treatment evaluation data. PHZIO unlocks a host of potential for revolutionizing patient treatment models and directly links back to the established brick and mortar PT clinic. This unique model enables any PT practice to be able to execute more patient care while utilizing their same resources and creates more value than was ever before possible.

Our PHZIO platform, including design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based PT, Darwin Fogt, who currently serves as the Company’s CEO. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had enormous success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering PT. He has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various PT specific magazines. He has 13 plus years of experience rehabilitating the general population, as well as professional athletes, Olympic gold medalists and celebrities. He has bridged the gap between PT and fitness by opening Evolution Fitness, which uses licensed PTs to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal PT clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on not only rehabilitation but also wellness, functional fitness, performance, and prevention. He can recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the PT profession will take a larger role in providing wellness services to patients.

Our underlying technology platform is complex, deeply integrated and purpose-built for the evolving PT marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

Background on our PHZIO Technology

The Company’s Chief Technology Officer (“CTO”), Curtis Hollister, a program developer and a content manager support our PHZIO system. They are located in Ottawa Canada. The below noted chart contains information on our PHZIO System.

IP and Licensing

We have licensed our telemedicine platform from Bistromatics Inc., a company owned by our CTO, for perpetuity for any telemedicine application in any market worldwide. The below noted chart highlights what we have built to date.

Recent Developments

On April 1, 2015, the Company entered into an Operating Agreement with Evolution Physical Therapy (“EPT”), a company owned by our CEO, pursuant to which EPT operate our Platform and offers it to selected physical therapy patients of EPT. The Company will advance capital requested by EPT for costs specifically associated with operating the www.phzio,com platform and associated physical therapy treatments. On May 7, 2015, EPT inducted the first patient using our platform. The total (insurance reimbursed) monitored PHZIO visits in 2016 and 2017 was 1,229 total patient visits and 0 patient visits, respectively. The visits in 2016 generated $1,496 (approximately 26 insurance reimbursed visits). These gross revenue figures were not sufficient to generate any gross sales for the Company. The average insurance reimbursement per PHZIO session in 2016 was $56 (excluding co-payments). The top line wellness goals of our program are to graduate at least 80% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a 4-inch reduction in waist size, weight loss of at least 20 pounds, significant overall improvement in balance, coordination, flexibility, strength, and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS), which indicates improved functional activity levels due to reduced low back, knee and hip pain.

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc. (the “Bistromatics Agreement”), a Company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics will provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company has agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. When, and if, Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee will extend to $100,000. Bistromatics will have the ability to convert any outstanding amounts that fall in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher.

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

Advisory Agreement with Fintech Global Consultants

On March 16, 2018, the Company as signed an Advisory Agreement with Fintech Global Consultants [“FGC” http://f-g-c.com] to assist the Company in completing blockchain adaptation across the $30 billion physical therapy and $8 billion wellness markets with new advanced health tech tools. We believe that out implementation of the new blockchain technology for the Company’s PHZIO digital treatment platform and our other new health tech tools may have a beneficial impact on patient care beginning in the third quarter of 2018. The Company has hired a leading international blockchain advisory firm to further our state of the art PHZIO digital telehealth platform. We. Believe that by being blockchain enabled, our patients will have more convenient access to wellness services, seamless storage and access to HIPPA compliant medical records and simplified insurance reimbursement. In addition, FGC will assist the Company in its planned Initial Coin Offering of up to a $10 million non-dilutive funding that we believe will help in the implementation and acceleration of PHZIO’s expansion on a national basis during the next twelve months.

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

The PHZIO.COM Exercise Program

A Monitored In-office & Telemedicine Exercise Program: Our initial 6-month PHZIO exercise program has been designed to provide patients, who are accepted into the program, with traditional one-on-one PT evaluations, re-evaluations (one to four weeks throughout the PHZIO program depending on type of insurance), and after the conclusion of the program a Physical Performance Test. These PTs are known as Induction & Evaluation PTs (“IEPTs”). All patient medical data, information and records are retained in the files of the IEPT. The IEPT will also evaluate the progress of the patient’s participation in our PHZIO program.

●	Physician Diagnosis: Following a physician’s diagnosis of a patient with non-acute back pain, who is also likely overweight and pre-diabetic, a physician may prescribe the patient to participate in the eWellness PHZIO exercise program.

●	Enrollment Process: The accepted patients are assessed by a PT, located at a PT Licensee clinic and then enrolled in our PHZIO program by going online to our PHZIO program virtual private network (“VPN”) and creating a login name and password. The patient will then populate their calendar with planned times when they anticipate exercising. They will also be provided with a free exercise ball, resistance stretch bands, stretch strap and yoga mat at induction.

●	Exercising Begins: The day after the patient receives the equipment, the patient will log on to our VPN at least 3 times per week, to watch and follow the prescribed 40-minute on-line exercise program. The PHZIO platform also allows two-way communication (videoconferencing) with one of our licensee’s On-line PTs (“OLPT’s”), who is responsible for monitoring on-line patients. The OLPT’s are also available to answer patient’s questions. When available the patients exercise sessions are recorded and stored in our system as proof that they completed the prescribed exercises. There are 250 various 40-minute exercise videos that are viewed by our patients in successive order.

●	Driving Patients to work out between 6:00am-9:30am 5 days per week: Our PHZIO system has a calendar function so that patients can schedule when they will login to our PHZIO system. This calendar enables a PT Licensee to better spread the load of patients participating in any forty-minute on-line exercise program during our 15 hours of weekly operations, 6am through 9:30am Monday through Friday are to most optimal hours for patient engagement. Also, if the patient is not on-line at the planned exercise time, our system can send them an automated reminder, via text, voicemail and or e-mail messaging.

Trackable Physical Therapy. The exercise PHZIO prescription and instruction will be delivered with a series of on-line videos easily accessed by each patient on the internet. Each video will be approximately 40 minutes in length with exercises, which will specifically address the common impairments associated with diabetes and/or obesity. Exercise programs will be able to be performed within each patient’s own home or work location without requiring standard gym equipment. Each patient will be required to log in to the system which will monitor performance automatically to ensure their compliance. Each patient will be required to follow up with their referring physician and PT at designated intervals and metrics such as blood pressure, blood sugars, BMI, etc. will be recorded to ensure success of the program.

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

Trackable Video Exercise Program. The On-Line PHZIO video content includes all aspects of wellness preventative care to ensure the best results: cardiovascular training, resistance training, flexibility, and balance and stabilization; research studies on all such distinct impairments have shown to provide effective treatment results. Each video integrates each of the four components to guarantee a comprehensive approach to the wellness program, but each video will specifically highlight one of the four components. All PHZIO video content can be viewed on all desktops, tablets, PC’s and MAC computers.

Specific Video Programs. Each patient will receive a prescription for six months (26 week) of physical therapy and exercise that is provided by viewing on-line programs produced by eWellness where the patient can do these exercises and stretching on their own at least 3 days per week for at least 40 minutes. The PHZIO videos can be watched on a laptop or desktop computer and on IOS and Android smart phones since the second quarter of 2017. To view the videos, the patient would log onto the PHZIO web-site and would be directed to watch the appropriate video in sequence. As the patient is logged-in, the monitoring PT will be able to monitor how often and if the entire video session was viewed. This data would be captured and sent weekly to the prescribing physician and the monitoring PT for review. At all times, a licensed OLPT/PTA will have access to each patient utilizing the videos and will be able to communicate with a patient via video-conferencing and/or instant messaging. This will help improve adherence to the program as well as the success and safety of the patients’ treatments. A patient will also be instructed to walk or ride a bike at least 30 minutes three days per week in addition to participating in our program.

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

Exercise Patient Kits. Most patients will receive a home exercise tool kit, which will include: an inflatable exercise ball, a hand pump, a yoga mat, a yoga strap, and varying levels of resistance bands. Each of the PHZIO exercise videos will include exercises that incorporate the items in the tool kit. By using a bare minimum of equipment, patients should be able to participate more easily at home or at their workplace. Our estimated cost of the kit is $49, which we pay and factored into aPT licensees’ revenue stream and internal projections. The cost of the exercise kits may also be billed to the patients account.

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

Company Development Costs As of the date of this Report, we have spent approximately 40 months developing our unique business model and our design for the Company’s automated website and systems for our PHZIO program. Over the course of the 40-month development phase we expended approximately $2,831,284 in travel expenses, legal, consulting services and miscellaneous expenses.

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

State Legislation

Insurance reimbursement for our PHZIO services is likely to improve in 2018 and beyond based upon current draft legislation in Congress that seeks to significantly expand Medicare’s reimbursement for telemedicine services including for physical therapy. If passed, this legislation would drive private healthcare insurers to also reimburse for physical therapy associated with telemedicine. We have received authorization from the California State Board of Physical Therapy (“CSBPT”) that we could operate our PHZIO platform and bill patients’ insurance within the Association’s rules in the state of California.

On July 21, 2017, bill SB 291 (now P.L.2017, c.117) became effective in New Jersey. The law establishes coverage of telemedicine and telehealth services, both under New Jersey Medicaid and commercial health insurance plans. The law does not explicitly impose a payment parity requirement (i.e., mandating that reimbursement for telemedicine and telehealth services be equal to reimbursement rates for identical in-person services). Instead the law sets the in-person reimbursement rate as the maximum ceiling for telemedicine and telehealth reimbursement rates.

On January 17, 2018 an amendment (“SB 1315”) to the New Jersey Physical Therapy Licensing Act of 1983 (“PT Licensing Act”), became effective. This law expands the scope of practice of PTs to include: identification of balance disorders; wound debridement and care; utilization review; screening, examination, evaluation, and application of interventions for the promotion, improvement, and maintenance of fitness, health, wellness, and prevention services in populations of all ages exclusively related to physical therapy practice.

Stark Law

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws like the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

HIPAA

To further combat healthcare fraud and protect patient confidentially, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA created a source of funding for fraud control to coordinate federal, state and local healthcare law enforcement programs, conduct investigations, provide guidance to the healthcare industry concerning fraudulent healthcare practices, and establish a national data bank to receive and report final adverse actions. HIPAA also criminalized certain forms of health fraud against all public and private insurers. Additionally, HIPAA mandates the adoption of standards regarding the exchange of healthcare information to ensure the privacy and electronic security of patient information and standards relating to the privacy of health information. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions. In February of 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. Title XIII of ARRA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provided for substantial Medicare and Medicaid incentives for providers to adopt electronic health records (“EHRs”) and grants for the development of health information exchange (“HIE”). Recognizing that HIE and EHR systems will not be implemented unless the public can be assured that the privacy and security of patient information in such systems is protected, HITECH also significantly expanded the scope of the privacy and security requirements under HIPAA. Most notable are the new mandatory breach notification requirements and a heightened enforcement scheme that includes increased penalties, and which now apply to business associates as well as to covered entities. In addition to HIPAA, many states have adopted laws and/or regulations applicable in the use and disclosure of individually identifiable health information that can be more stringent than comparable provisions under HIPAA.

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

Employees

As of December 31, 2017, we had 4 employees and various consultants. We utilize the services of consultants for safety testing, regulatory and legal compliance, and other services.

Legal Proceedings

On February 14, 2017, eWellness Healthcare Corporation, a Nevada corporation with offices located in California (the “Registrant”) was served by a complaint filed by Rodney Schoemann (“Schoemann”) in the State of Louisiana. The lawsuit alleges that the Registrant is indebted to Schoemann under a promissory note (the “Schoemann Note”) stemming from four loans to the Registrant in the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Nevertheless, Schoemann claims in his lawsuit that, because of alleged defaults and extensions of the Schoemann Note, the Registrant is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far in excess of the maximum rate allowable in California or Louisiana. The Registrant and its counsel have determined that: (i) Schoemann is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; (ii) the interest rate Schoemann is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. The Registrant and counsel are of the opinion that the Schoemann suit is wholly without merit and the rules of diversity of jurisdiction apply. Furthermore, we believe that the action should be removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA, where California law should be applied.

On October 19, 2017 Schoemann and his counsel motioned the United States District Court, State of Louisiana, to dismiss the unlicensed lender assertion by the Company.

On January 19, 2018 the U.S. District Court, Louisiana ruled in favor of the Company that the unlicensed lender assertion made by the Company and counsel was to proceed in a matter brought before the court by note holder Rodney Schoeman on January 24, 2017. The Registrant and counsel continue to be of the opinion that the Schoemann suit is wholly without merit.

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

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern, including the costs of being a public company, we will need approximately $100,000 per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow, the sale of restricted shares of our common stock and the issuance of convertible notes.

Based on our financial statements for the years ended December 31, 2017 and 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this Prospectus before deciding to purchase our common stock. Our business, financial condition or results of operations could be affected materially and adversely by any or all these risks.

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

Our financial statements as of December 31, 2017 were prepared under the assumption that we will continue as a going concern. The independent registered public accounting firm that audited our 2017 financial statements, in their report, included an explanatory paragraph referring to our recurring losses since inception and expressing substantial doubt in our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.

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

Now that we are using our PHZIO platform to generate our success, we are dependent upon our CEO’s continuing ability to maintain current relationships with other physicians and our collective ability to establish relationships with other physicians. If we cannot generate new relationships or current relationships do not translate into service contracts or license agreements for our PHZIO platform, we may not have alternative streams of revenue and therefore we may need to cease operations until such time as we find an alternative provider or forever.

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

The acceptance of our Platform depends upon its effectiveness and reliability. Our Platform is complex and is continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our Platform to malfunction and our customers’ use of our Platform is interrupted, our reputation could suffer, and our potential revenues could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions.

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

Our success depends on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede services and could result in the loss of PT and patients. While all of our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

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

Our growth strategy requires the successful launch of our Platform. Although management will take every precaution to ensure that our Platform will, with a high degree of likelihood, achieve commercial success, there can be no assurance that this will be the case. The causes for failure of our Platform once commercialized can be numerous, including:

●	market demand for our Platform proves to be smaller than we expect;

●	further Platform development turns out to be costlier than anticipated or takes longer; our Platform requires significant adjustment post commercialization, rendering the Platform uneconomic or extending considerably the likely investment return period; additional regulatory requirements may increase the overall costs of the development; patent conflicts or unenforceable intellectual property rights; and PTs and clients may be unwilling to adopt and/or use our Platform.

●	Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and if we fail to comply in a timely manner, our business could be harmed, and our stock price could decline.

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

We will need to increase the size of our organization and may experience difficulties in managing growth.

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

Currently, our management’s participation in our business and operations is limited

To date, we have been unable to offer cash compensation to our officers due to our lack of revenue. Accordingly, each of the Company’s executive officers maintain jobs outside of their position at eWellness. Although each of our executive officers have prepared to devote their efforts, on a full-time basis, towards our objectives once we can afford executive compensation commensurate with that being paid in the marketplace, until such time, our officers will not devote their full time and attention to the operations of the Company. None of our officers have committed a specific portion of their time or an approximate number of hours per week in writing to the objectives of the company and no assurances can be given as to when we will be financially able to engage our officers on a full-time basis and therefore, until such time, it is possible that the inability of such persons to devote their full-time attention to the Company may result in delays in progress toward implementing our business plan.

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

Our success is dependent upon referrals from physicians in the communities that our PT licensees will service and their ability to maintain good relations with these physicians and other referral sources. Physicians referring patients to their clinics are free to refer their patients to other therapy providers or to their own physician owned therapy practice. If our PT licensees are unable to successfully cultivate and maintain strong relationships with physicians and other referral sources, our business may decrease, and our net operating revenues may decline.

We also depend upon our ability to recruit and retain experienced PTs

Our future revenue generation is dependent upon referrals from physicians in the communities our clinics serve, and our ability to maintain good relations with these physicians. Our PT licensees are the front line for generating these referrals and we are dependent on their talents and skills to successfully cultivate and maintain strong relationships with these physicians. If they cannot recruit and retain our base of experienced and clinically skilled therapists, our business may decrease, and our net operating revenues may decline.

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

Although we have systems and policies in place for safeguarding Protected Health Information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. Also, third party sites and/or links that consumers may access through our web sites may not maintain adequate systems to safeguard this information or may circumvent systems and policies we have put in place. In addition, future laws or changes in current laws may necessitate costly adaptations to our policies, procedures, or systems.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A comparable situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 400,000,000 shares of common stock, $0.001 par value per share, of which, as of March 26, 2017, 148,297,813 shares of Common stock were issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorizes 20,000,000 shares of preferred stock, $0.001 par value per share of which 0 are outstanding. The Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate office is in Culver City, California. The Company leases space for $500 per month from Evolution Physical Therapy, a company owned by our CEO. (See “Certain Relationships and Related Transactions” below). Since April 2017, the Company has also rented facilities in Los Angeles, California for $1,200 per month from a third-party agency.

ITEM 3. LEGAL PROCEEDINGS

On February 14, 2017, the Company was served by a complaint filed by Rodney Schoemann (“Schoemann”) in the State of Louisiana. The action was removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA. The lawsuit alleges that the Company is indebted to Schoemann under a promissory note (the “Schoemann Note”) stemming from four loans to the Company in the last 20 months amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Nevertheless, Schoemann claims in his lawsuit that, as a result of alleged defaults and extensions of the Schoemann Note, the Company is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far in excess of the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) Schoemann is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; (ii) the interest rate Schoemann is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. On October 19, 2017 Schoemann and his counsel motioned to dismiss the unlicensed lender assertion.

On January 19, 2018 the U.S. District Court, Louisiana ruled in favor of the Company that the unlicensed lender assertion made by the Company and counsel was to proceed in a matter brought before the court by note holder Rodney Schoeman on January 24, 2017. The Company and counsel are of the opinion that the Schoemann suit is wholly without merit and the Company will prevail.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 1, 2016, our common stock became subject to quotation on the OTCQB Market under the symbol “EWLL”, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company’s securities on the OTCQB Market limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Price Range
Period	High	Low
Year Ended December 31, 2017:
First Quarter	$0.16	$0.09
Second Quarter	$0.12	$0.06
Third Quarter	$0.19	$0.06
Fourth Quarter	$0.18	$0.09
Year Ending December 31, 2018:
First Quarter	$0.14	$0.08

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

Record Holders. As of March 26, 2018, we had 148,297,813 shares of $0.001 par value common stock issued and outstanding held by 114 shareholders of record.

As of March 21, 2018, there are 28,753,179 outstanding options or warrants to purchase or other instruments convertible into common equity of the Company.

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

As of the year ended December 31, 2017, the Company had granted a total of 20,000,000 stock options at an average exercise price of $0.19.

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

Eligibility. All employees, officers, directors and consultants are eligible to receive awards under the 2015 Plan. The definition of “employee” means any person including officers and directors of the Company or a parent or subsidiary of the Company. Neither service as a Director nor payment of a director’s fee by the Company will be sufficient to constitute “employment” by the Company. Participation is discretionary — awards are subject to approval by the Committee. Pursuant to the 2015 Plan, the Company is permitted to grant non-statutory stock options, restricted stock, stock appreciation rights, performance shares, restricted stock units and other stock-based awards to the employees, directors and consultants. Incentive stock options are not issuable under the 2015 Plan.

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

Sales of Unregistered Securities in 2016:

On June 2, 2016, the Company sold 120,000 shares of common stock upon receipt of $120,000 cash.

On August 19, 2016, the Company issued 250,000 shares of common stock for consulting services for a value of $50,000.

During the year ended December 31, 2016, the Company issued 263,322 shares of common stock because of warrants being exercised through a cashless exercise.

During the year ended December 31, 2016, the Company issued a total of 31,646,447 shares of common stock because of debt conversion. The total debt conversion was $261,231.

During the year ended December 31, 2016, the Company issued 985,000 shares of common stock for consulting services. The weighted average price of these shares was $1.99. The value of the shares is being amortized over the life of the contracts ranging from six to twelve months.

Sales of Unregistered Securities in 2017:

In January 2017, 1,363,277 warrants were exercised under a cashless exercise and 1,336,075 shares of common stock were issued.

On January 19, 2017, the Company issued 1,400,000 shares of common stock for extinguishment of accounts payable for a value of $49,000.

On March 29, 2017, the Company issued 1,000,000 shares of common stock to a related party for extinguishment of accounts payable for a value of $35,000.

On April 1, 2017, the Company issued 25,280,899 shares of common stock to a related party for extinguishment of accounts payable for a value of $225,000. These shares relate to a contract leasing the telemedicine platform from Bistromatics, a company owned by our CTO.

During the year ended December 31, 2017, the Company issued 3,340,577 shares of common stock for consulting services for a value of $355,880.

During the year ended December 31, 2017, the Company issued 5,025,000 shares of common stock for consulting services. The weighted average price of these shares was $.08. The value of these shares is being amortized over the life of the contracts ranging from six to twelve months.

During the year ended December 31,2017, the Company issued 53,534,548 shares of common stock for debt conversion. The total debt conversion was $797,913 principal and $45,192 of accrued interest.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2017 and 2016 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

eWellness has developed a unique telemedicine platform that offers Distance Monitored Physical Therapy Program (“PHZIO program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Results of Operations of eWellness for the Twelve-month Period Ended December 31, 2017 vs. 2016

REVENUES: eWellness has reported $0 revenues from operations for the years ended December 31, 2017 and December 31, 2016. We anticipate the beginning of revenue generation by the third quarter of 2018.

OPERATING EXPENSES: Total operating expenses decreased to $3,348,781 for the year ended December 31, 2017 from $3,371,460 for the year ended December 31, 2016. The decrease is primarily a result of a reduction in accounting services and consulting fees of $346,182 offset by an increase in general and administration expenses of $491,502 primarily from an increase in stock option expense of $393,547.

NET LOSS: The Company incurred a net loss of $1,032,891 for the year ended December 31, 2017, compared with a net loss of $12,460,694 for the year ended December 31, 2016, which reflects a decrease of $11,427,803. The decrease is a result of reduction in accounting services and consulting fees of $346,182, an increase of $13,090,747 in the gain of derivative expense from the issuance and conversion of derivative instruments and a reduction of the amortization of $376,170 for debt discount on debt instruments issued.

Liquidity and Capital Resources

As of December 31, 2017, we had negative working capital of $3,648,264 compared to negative working capital of $10,018,688 as of December 31, 2016. The main portion of the negative working capital decrease is because of the derivative liability reduction. Cash flows provided by financing activities were $946,900 and $336,796 for the years ended December 31, 2017 and December 31, 2016, respectively. The increase in cash flows from financing activities was from the issuance of convertible debt for cash. The cash balance as of December 31, 2017 was $6,882.

For the year ended December 31, 2017, there was a negative cash flows from operations of $951,103 compared to a negative cash flows from operations of $364,752 for the year ended December 31, 2016. This is primarily due to reductions in accounts payable and accrued expenses. We are seeking financing in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

On March 1, 2017, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-twenty (1:20) basis, which Reverse Split was to be initiated within 180 days from March 1, 2017. On August 8, 2017, our Board of Directors approved the one-for-twelve (1:12) Reverse Split and filed the requisite application with FINRA.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-22 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eWellness Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of eWellness Healthcare Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to earn revenue, has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Salt Lake City, Utah

March 28, 2018

We have served as the Company’s auditor since 2016

eWELLNESS HEALTHCARE CORPORATION

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$6,882	$13,995
Prepaid expenses	179,827	723,046

Total current assets	186,709	737,041

Property & equipment, net	5,021	4,279
Intangible assets, net	13,954	16,908

TOTAL ASSETS	$205,684	$758,228

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$345,956	$340,793
Accounts payable - related party	351,511	379,481
Accrued expenses - related party	210,828	104,429
Accrued compensation	1,071,369	940,000
Contingent liability	90,000	90,000
Convertible debt, net of discount	444,680	247,710
Derivative liability	1,140,578	8,473,265
Short term note and liabilities	180,051	180,051

Total current liabilities	3,834,973	10,755,729

Total Liabilities	3,834,973	10,755,729

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 142,352,406 and 51,435,307 issued and outstanding, respectively	142,352	51,435
Shares to be issued	-	110,740
Additional paid in capital	13,178,131	5,757,205
Accumulated deficit	(16,949,772)	(15,916,881)

Total Stockholders’ Deficit	(3,629,289)	(9,997,501)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$205,684	$758,228

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2017	December 31 2016

OPERATING EXPENSES
Executive compensation	$408,000	$576,000
General and administrative	801,308	309,805
Professional fees	2,139,473	2,485,655

Total Operating Expenses	3,348,781	3,371,460

Loss from Operations	(3,348,781)	(3,371,460)

OTHER INCOME (EXPENSE)
Gain on extinguishmment of debt	-	2,216,266
Gain (loss) on derivative liability	2,771,778	(10,318,969)
Foreign exchange rate	60,972	-
Interest expense, related parties	-	(4,156)
Interest expense	(516,060)	(981,574)

Net Loss before Income Taxes	(1,032,091)	(12,459,894)

Income tax expense	(800)	(800)

Net Loss	$(1,032,891)	$(12,460,694)

Basic (loss) per share	$(0.01)	$(0.51)

Weighted average shares outstanding	108,864,680	24,267,074

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

						Additional		Total
	Preferred Shares		Common Shares		Shares to	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	be issued	Capital	Deficit	Deficit

Balance at December 31, 2015	-	$-	18,170,538	$18,171	$-	$2,033,383	$(3,456,187)	$(1,404,633)

Imputed interest	-	-	-	-	-	4,156	-	4,156

Contributed services	-	-	-	-	-	306,000	-	306,000

Option expense	-	-	-	-	-	544,591	-	544,591

Warrants issued with debt	-	-	-	-	-	510,967	-	510,967

Shares issued for cash received	-	-	120,000	120	-	119,880	-	120,000

Shares issued for debt conversion	-	-	31,646,447	31,646	92,240	231,376	-	355,262

Shares issued for prepaid services	-	-	985,000	985	18,500	1,957,365	-	1,976,850

Shares issued for services	-	-	250,000	250	-	49,750	-	50,000

Shares issued for warrants exercised	-	-	263,322	263	-	(263)	-	0

Net loss	-	-	-	-	-	-	(12,460,694)	(12,460,694)

Balance at December 31, 2016	-	$-	51,435,307	$51,435	$110,740	$5,757,205	$(15,916,881)	$(9,997,501)

Contributed services	-	-	-	-	-	222,000	-	222,000

Option expense	-	-	-	-	-	434,376	-	434,376

Warrants issued with debt	-	-	-	-	-	89,890	-	89,890

Shares issued for AP conversion	-	-	27,680,899	27,681	(84,000)	281,319	-	225,000

Shares issued for debt conversion	-	-	53,534,548	53,534	(8,240)	5,529,185	-	5,574,479

Shares issued for prepaid services	-	-	5,025,000	5,025	(18,500)	402,975	-	389,500

Shares issued for services	-	-	3,340,577	3,341	-	352,539	-	355,880

Shares issued for warrants exercised	-	-	1,336,075	1,336	-	108,642	-	109,978

Net loss	-	-	-	-	-	-	(1,032,891)	(1,032,891)

Balance at December 31, 2017	-	$-	142,352,406	$142,352	$-	$13,178,131	$(16,949,772)	$(3,629,289)

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2017	December 31, 2016

Cash flows from operating activies
Net loss	$(1,032,891)	$(12,460,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,123	4,639
Contributed services	222,000	306,000
Shares issued for consulting services	355,880	50,000
Imputed interest - related party	-	4,156
Options expense	434,376	544,591
Amortization of debt discount and prepaids	1,400,782	2,068,243
Foreign currency exchange	(60,972)	-
Gain on derivative liability	(2,771,778)	10,318,969
Gain on extinguishment of debt	-	(2,216,266)
Changes in operating assets and liabilities
Prepaid expense	(49,752)	(16,670)
Accounts payable and accrued expenses	111,332	242,177
Accounts payable - related party	197,029	455,764
Accrued expenses - related party	106,399	71,339
Accrued compensation	131,369	263,000

Net cash used in operating activities	(951,103)	(364,752)

Cahs flows from investing activitees
Purchase of equipment	(2,910)	-
Net cash used in investing activities	(2,910)	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	120,000
Proceeds from issuance of convertible debt	1,107,500	250,000
Original issue discount and debt issuance costs	(160,600)	-
Payments on debt	-	(33,204)

Net cash provided by financing activities	946,900	336,796

Net increase (decrease) in cash	(7,113)	(27,956)

Cash, beginning of period	13,995	41,951

Cash, end of period	$6,882	$13,995

Supplemental Information:
Cash paid for:
Taxes	$800	$-
Interest Expense	$-	$25,000
Non cash items:
Warrants issued with debt	$89,890	$358,932
Derivative liability and debt discount issued with new notes	$428,250	$-
Shares issued for debt conversion	$5,528,421	$263,022
Exercise of warrants	$109,979	$263
Shares issued for extinguishment of accounts payable	$225,000	$-
Shares issued for prepaids	$389,500	$1,958,350

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

Our PHZIO Solution: A New Physical Therapy Delivery System:

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs; PTs are able to evaluation and screen patients and calculate joint angles using drawing tool
●	First real-time remote monitored 1-to-many physical therapy treatment platform for home use
●	Ability for PTs to observe multiple patients simultaneously in real-time
●	Solves what has been a structural problem and limitation in post-acute care practice growth
●	Allows PT practices to generate increased revenues due to higher adherence and compliance rates

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

Going Concern

For the year ended December 31, 2017, the Company had no revenues. The Company has an accumulated deficit of $16,949,772 and a working capital deficit of $3,648,264. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,140,578	$-	$-	$1,140,578
Total Liabilities measured at fair value	$1,140,578	$-	$-	$1,140,578

As of December 31, 2016, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$8,473,265	$-	$-	$8,473,265
Total Liabilities measured at fair value	$8,473,265	$-	$-	$8,473,265

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

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2017 and 2016, there was no impairment recognized.

Intangible Assets

The Company accounts for assets that are not physical in nature as intangible assets. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Intangible assets with indefinite useful lives are reassessed each year for impairment. If an impairment has occurred, then a loss is recognized. An impairment loss is determined by subtracting the asset’s fair value from the asset’s book/carrying value. For the years ended December 21, 2017 and 2016, there was no impairment recognized.

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

Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASU 2015-03. This guidance requires direct and incremental costs associated with the issuance of debt instruments such as legal fees, printing costs and underwriters’ fees, among others, paid to parties other than creditors, are reported and presented as a reduction of debt on the consolidated balance sheets.

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the periods ended December 31, 2017 and 2016, no dilutive shares are added into the loss per share calculations. While currently antidilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents

	2017	2016

Options	12,064,583	15,586,494
Warrants	8,753,179	7,401,556
Convertible Notes	14,579,595	43,025,637
	35,397,357	66,013,687

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 3. Property and Equipment

Property and equipment consists of computer equipment that is stated at cost $11,331 and $8,421 less accumulated depreciation of $6,310 and $4,142 for the years ended December 31, 2017 and 2016, respectively. Depreciation expense was $2,169 and $1,685 for the years ended December 31, 2017 and 2016, respectively.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets was $24,770 and $24,770 less accumulated amortization of $10,816 and $7,862 for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, the amortization expense recorded was $2,954 and $2,954, respectively.

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

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We used 26% as an effective tax rate.

Net deferred tax liabilities consist of the following components as of December 31, 2017 and 2016:

	2017	2016

Deferred tax assets:
NOL Carryover	$1,058,800	$1,490,500
Accrued Payroll	278,600	329,000
Deferred Rent	300	-
Deferred tax liabilities
Depreciation	(300)	(1,100)
Valuation allowance	(1,337,400)	(1,818,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2017 and 2016 due to the following:

	2017	2016

Book Loss	$(268,600)	$(4,361,200)
Depreciation	(100)	300
Contributed Services	57,700	107,100
Meals & Entertainment	3,600	6,100
Stock for Expense Accounts	255,400	14,300
Contributed Interest Expense	92,500	1,500
Gain/Loss on settlement of debt through equity	112,900	(775,700)
Amortization of debt discount	108,800	277,800
Accrued Payroll	34,200	92,100
Loss on derivative	(720,700)	3,611,600
Related Party Interest	92,500	1,500
Valuation allowance	231,800	1,024,600,
	$-	$-

At December 31, 2017, the Company had net operating loss carryforwards of approximately $4,072,000 that may be offset against future taxable income from the year 2018 through 2037. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2017 and 2016, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued related to unrecognized benefits.

The tax years ended December 31, 2016, 2015 and 2014 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6. Related Party Transactions

During the year ended December 31, 2017, a related party, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, invoiced the Company $22,850 for accounting services. The amounts outstanding as of December 31, 2017 and December 31, 2016 was $700 and $10,481, respectively. During the years ended December 31, 2017 and December 31, 2016, the Company recorded $0 and $4,156 imputed interest, respectively, on the amount owed to the related party based on an interest rate of 8%. Because the amount due to the related party is now being paid on a regular basis, the Company is no longer accruing imputed interest.

On April 1, 2015, the Company entered into an operating agreement with a Evolution Physical Therapy(“EPT”) which is owned by the Company’s President and Chief Executive Officer. Through the agreement, the Company agrees to provide operating capital advances for EPT to offer the Company’s PHIZIO platform to physical therapy patients. For accounting and tax purposes, the net profits or losses generated by EPT shall be allocated on a monthly basis. The Company will receive 75% of the net patient insurance reimbursements associated with the operation of the PHIZIO platform.

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2017, the Company had a payable of $350,810 due to this company.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Throughout the year ended December 31, 2017, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of December 31, 2017 and December 31, 2016 were $5,828 and $44,429, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $205,000 and $60,000 at December 31, 2017 and December 31, 2016, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,071,369 and $940,000 at December 31, 2017 and December 31, 2016 respectively.

Note 7. Non-Convertible Notes Payable

In February 2017, the Company was served by a complaint filed by the holder of a note payable. The action was removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA. The lawsuit alleges that the Company is indebted to the note holder a promissory note stemming from four loans to the Company during the 20 months prior to February 2017 amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further, the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,877 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far more than the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) the note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; and (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. On October 19, 2017 Schoemann and his counsel motioned to dismiss the unlicensed lender assertion. On January 19, 2018 the U.S. District Court, Louisiana ruled that the unlicensed lender assertion was to proceed. The Company and counsel are of the opinion that the Schoemann suit is wholly without merit and the company will prevail.

At December 31, 2017, the Company had indebtedness to this holder of the note payable of $180,051 plus $41,634 of accrued interest. During the years ended December 31, 2017 and 2016, the Company recognized interest expense totaling $32,409 and $19,711, respectively.

Note 8. Convertible Notes Payable

On November 14, 2016, the Company signed a convertible note in which the note holder agreed to pay for the cancellation of $125,000 of the remaining balance of the convertible note payable dated December 7, 2015. The Company recorded $125,000 in debt discount for this note. The terms of the convertible note were the same as the original note which are that interest is payable at 8% per annum. During the year ended December 31, 2017, the Company recorded $2,184 of interest expense. During the year ended of December 31, 2017, the holder of the note converted $106,000 of principal and $3,490 of accrued interest into 27,422,445 shares of common stock. As of the year ended December 31, 2017, this convertible note and accrued interest is fully converted.

On November 14, 2016, the Company entered into a securities purchase agreement with an accredited investor for a note in the principal amount of $275,000 at a 10% original issue. The note had a provision for 8% interest to be accrued until paid or converted into shares of common stock. During the year ended December 31, 2017, the Company recorded $12,263 of interest expense. During the year ended of December 31, 2017, the holder of the note converted $275,000 of principal and $15,135 of accrued interest into 17,373,343 shares of common stock. As of the year ended December 31, 2017, this convertible note and accrued interest is fully converted.

On January 11, January 23 and February 14, 2017, the Company authorized three convertible notes $55,000 each for a total of $165,000. These notes mature six months from the grant date. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the volume-weighted average prices for the five (5) Trading Days immediately following the 180th calendar day after the Original Issue Date, whichever is lower. There is only one pricing lookback event. The notes have a 10% original issue discount and an interest rate of 8%. During the year ended December 31, 2017, the Company recognized interest expense totaling $7,594. In April 2017, the Company and the note holder authorized amendments to these three notes in which the maturity dates of the notes were extended to February 6, 2018, February 22, 2018, and March 31, 2018, respectively. All three of these notes plus accrued interest were converted during the year ended December 31, 2017 and 2,436,381 shares of common stock were issued.

On February 9, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $165,000, each at $82,500. Each of the notes contain a 10% Original Issue Discount and an interest rate of 5.5%. The due date of the notes is November 7, 2017 for the first and May 1, 2018 for the second. These notes were funded in two traches, one on February 9, 2017 and the other one on July 31, 2017. During the year ended December 31, 2017, all but $2 principal of the note funded on February 9, 2017 was converted and 1,737,000 shares of common stock were issued. After the conversions there was a principal balance of $2 and an accrued interest balance of $52. These remaining balances of the principal and interest was paid directly to the investor in January 2018. During the year ended December 31, 2017, the Company recognized interest expense of $5,435.

On February 15, 2017, the Company and an institutional investor entered into an agreement in which: (a) the investor agreed to fund up to $5,000,000 in reliance upon an exception provided under Rule 506 of Regulation D promulgated by the SEC under the Securities act of 1933, as amended; (b) the Company filed a registration statement on Form S-1 with the SEC within 15 days after the Company filed its annual 10K report for the year ended December 31, 2016 (The S-1 was filed on April 11, 2017); (c) the Company issued a convertible note in the principal amount of $100,000, bearing interest at 8% (This note has not yet been funded); and (d) the Company issued a second convertible note in the principal amount of $275,000 bearing interest at 8% of which $137,500 has been funded. With the $275,000 convertible note, the Company also issued 68,750 warrants exercisable at $.25 per share on a cashless basis. During the year ended December 31, 2017, the principal of the amount funded plus accrued interest was converted and 1,805,379 shares of common stock was issued. During the year ended December 31, 2017, the Company recognized interest expense of $12,592.

On April 11, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on November 6, 2018 was funded in the sum of $280,000 with $28,000 being retained by the investor through an original issue discount for due diligence and legal expense related to this transaction. The note is convertible into shares of common stock, par value $0.001, at a conversion price of $0.20 per Share. On April 11, 2017, the Company filed a registration statement on Form S-1 to provide for the resale of up to 9,519,229 shares of common stock issuable to the investor, as a selling stockholder, pursuant to a “put right” under an investment agreement dated February 10, 2017, that permits the Company to “put” up to five million dollars ($5,000,000) in shares of common stock to the investor over a period of up to thirty-six (36) months or until $5,000,000 of such shares have been “put.” With issuance of this note, the Company also issued 1,232,000 warrants exercisable at $.25 per share. During the year ended December 31, 2017, the Company recognized interest expense of $17,687.

On April 24, 2017, the Company entered into a Securities Purchase Agreement with a third party which required the Company to issue two 5.5% convertible notes in the aggregate principal amount of $167,000, each at $83,500. One of the notes was funded in May 2017 for $83,500. The other note was funded in December 2017 for $83,500. Each of the notes contain an Original Issue Discount of $8,500 and an interest rate of 5.5%. The due date of the notes is January 24, 2018 and September 12, 2018. During the year ended December 31, 2017, the investor converted $34,640 of principal and accrued interest and 700,000 shares of common stock were issued. During the year ended December 31, 2017, the Company recognized interest expense of $3,302. The note that was due January 24, 2018 was fully converted subsequent to year end.

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

On September 5, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $55,000. The note, which is due on March 5, 2018 has an original issue discount of $5,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 75% of the average of the VWAPs for the ten (10) Trading Days immediately following the 180th calendar. During the year ended December 31, 2017, the Company recognized interest expense of $1,389. On March 3, 2018, the holder of the note converted $55,000 of principal and $2,200 of accrued interest into 853,731 shares of common stock. As of March 3, 2018, the convertible note and accrued interest is fully converted.

On October 12, 2017, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on April 12, 2018 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 65% of the average of the VWAPs for the fifteen (15) Trading Days immediately following the 180th calendar. During the year ended December 31, 2017, the Company recognized interest expense of $1,977.

Note 9. Equity Transactions

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

On March 1, 2017, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-twenty (1:20) basis, which Reverse Split was to be initiated within 180 days from March 1, 2017. On August 8, 2017, our Board of Directors approved the one-for-twelve (1:12) Reverse Split and filed the requisite application with FINRA.

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

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of December 31, 2017.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 400,000,000 shares with a par value of $0.001 per share.

Debt Conversion Shares

During the year ended December 31, 2017, the Company issued a total of 53,534,548 shares of common stock per debt conversion of various convertible notes (See Note 8). The total of the debt conversion was $797,913 principal plus $45,192 accrued interest.

Warrant Conversion Shares

In January 2017, 1,363,277 warrants were exercised under a cashless exercise and 1,336,075 shares of common stock were issued.

Consultant Issued Shares

During the year ended December 31, 2017, the Company issued 8,190,577 shares of common stock for marketing and consulting services valued at $731,380.

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

Accounts Payable Reduction Issued Shares

In January and March 2017, the Company issued 2,400,000 shares of common stock per the extinguishment of debt agreements dated December 1, 2016 totaling $120,000

On April 1, 2017, the Company issued 25,280,899 shares of common stock per the contract with a related party per the Definitive Services Agreement signed on January 24, 2017. This agreement is discussed in Note 6 above. This issuance resulted in a reduction of accounts payable by $225,000.

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

During the year ended December 31, 2017, the options authorized by the Board of Directors to be issued to a consultant on April 15, 2016 expired because of the one-year exercise date.

The following is a summary of the status of all Company’s stock options as of December 31, 2017 and changes during the periods ended on December 31, 2017 and 2016, respectively:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding at January 1, 2016	-	$-	-	$-
Granted	20,250,000	0.27	3.2	0.011
Exercised	-	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2016	20,250,000	$0.27	2.3	$0.011
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	250,000	1.00	-
Outstanding at December 31, 2017	20,000,000	0.26	1.9	$-
Options exercisable at December 31, 2017	12,139,583	$0.32	1.9	$-

The Company recognized stock option expense of $434,376 and $40,829 for the years ended December 31, 2017 and 2016, respectively.

For purpose of determining the fair market value of the and options issued during the year ended December 31, 2016, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.110
Exercise price of options	$.80 – 1.00
Dividend yield	0.00%
Years to maturity	1-5
Risk free rate	.53 - .84%
Expected volatility	57.2 -61.4%

Warrants

In February 2017, the Company authorized the issuance of 68,750 warrants that were issued as part of a convertible note. At December 31, 2017 the fair value of the warrants is $8,486.

In April 2017, the Company authorized the issuance of 1,232,000 warrants that were issued as part of a convertible note. At December 31, 2017 the fair value of the warrants is $151,771.

The following is a summary of the status of the Company’s warrants as of December 31, 2017 and changes on during the periods ended on December 31, 2017 and 2016, respectively:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at January 1, 2016	5,631,191	$0.11	2.1	$0.103
Granted	3.835.000	0.40	5.0	-
Exercised	350,000	0.86	-	-
Cancelled	-	-	-	-
Outstanding at December 31, 2016	9,116,190	$0.21	2.9	$0.103
Granted	1,300,750	0.25	5.0	0
Exercised	(1,363,277)	0.01	-	0.178
Cancelled	(316,189)	0.059	-	-
Outstanding at December 31, 2017	8,737,474	$0.21	2.4	$0.038
Warrants exercisable at December 31, 2017	8,737,474	$0.21	2.4	$0.038

For purpose of determining the fair market value of the warrants and options issued during the year ended December 31, 2017, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.10
Exercise price of warrants	$.25
Dividend yield	0.00%
Years to maturity	5
Risk free rate	1.84-1.89%
Expected volatility	80.249-242,111%

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

Rule 419 required that the Share Exchange occur on or before March 18, 2014, but due to normal negotiations regarding the transactions and the parties’ efforts to satisfy all the closing conditions, the Share Exchange did not close on such date. Accordingly, after numerous discussions with management of both parties, they entered into an Amended ,and Restated Share Exchange Agreement (the “Share Exchange Agreement”) to reflect a revised business combination structure, pursuant to which we would: (i) file a registration statement on Form 8-A (“Form 8A”) to register our common stock pursuant to Section 12(g) of the Exchange Act, which we did on May 1, 2014 and (ii) seek to convert the participants of the Rule 419 Offering into participants of a similarly termed private offering (the “Converted Offering”), to be conducted pursuant to Regulation D, as promulgated under the Securities Act

Fifty-two persons participated in the Rule 419 Offering and each of them gave the Company his/her/its consent to use his/her/its escrowed funds to purchase shares of the Company’s restricted common stock in the Converted Offering (the “Consent”) rather than have their funds returned. To avoid further administrative work for the investors, we believe that we took reasonable steps to inform investors of the situation and provided them with an appropriate opportunity to maintain their investment in the Company, if they so choose, or have their funds physically returned. Management believed the steps it took constituted a constructive return of the funds and therefore met the requirements of Rule 419.

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

As disclosed therein, we filed the amendments to the initial Form 8-K in response to comments from the SEC regarding the Form 8-K and many of those comments pertain to an alleged violation of Rule 419. The Company continued to provide the SEC with information and analysis as to why it believes it did not violate Rule 419 but was unable to satisfy the SEC’s concerns. Comments and communications indicate that Rule 419 requires a physical return of funds if a 419 offering cannot be completed because a business combination was not consummated within the required time frame; constructive return is not permitted.

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

Ultimately, the SEC determined to terminate its review of the Initial Form 8-K and related amendments, rather than provide us with additional opportunities to address their concerns and therefore, we did not clear their comments. It is not possible at this time to predict whether or when the SEC may initiate any proceedings, when this issue may be resolved or what, if any, penalties or other remedies may be imposed, and whether any such penalties or remedies would have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Litigation and enforcement actions are inherently unpredictable, the outcome of any potential lawsuit or action is subject to significant uncertainties and, therefore, determining currently the likelihood of a loss, any SEC enforcement action and/or the measurement of the amount of any loss is complex. Consequently, we are unable to estimate the range of reasonably possible loss. Our assessment is based on an estimate and assumption that has been deemed reasonable by management, but the assessment process relies heavily on an estimate and assumption that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change that estimate and assumption. Considering the uncertainty of this issue and while Management evaluates the best and most appropriate way to resolve same, management determined to create a reserve on the Company’s Balance Sheet for the $90,000 that was subject to the Consent.

On January 24, 2017, the Registrant entered into a Definitive Service Agreement (“DSA”) with Bistromatics, a company for which the Company’s officer serves as an officer, affirming that, at the time, the Company did not have enough authorized shares of common stock, based upon the number of issued and outstanding shares together with shares reserved for issuance, to issue Bistromatics 25,280,899 shares of common stock. In connection with the Company’s obligations under the DSA, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purposes of: (A) increasing its authorized capital stock from 110,000,000 shares of capital stock, par value $0.001, consisting of: (i) 100,000,000 shares of common stock, par value $0.001; and (ii) 10,000,000 shares of preferred stock, par value $0.001, to 420,000,000 shares of capital stock, par value $0.001, consisting of: (iii) 400,000,000 shares of common stock, par value $0.001; and (iv) 20,000,000 shares of preferred stock, par value $0.001. The Certificate of Amendment has been filed with the State of Nevada and the Company has filed an Information Statement on Schedule 14C, based upon the Joint Written Consent of the Company’s Board of Directors and the Majority Consenting Stockholders and implementing a reverse split of the issued and outstanding shares of common stock, including shares of common stock reserved for issuance, in a ratio to be determined by the Company’s Board of Directors, not to exceed a one-for-twenty (1:20) basis (the “Reverse Split”). On April 1, 2017, the Company issued 25,280,899 shares of common stock.

In February 2017, the Company was served by a complaint filed by the holder of a note payable. The action was removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA. The lawsuit alleges that the Company is indebted to the note holder a promissory note stemming from four loans to the Company during the 20 months prior to February 2017 amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further, the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,877 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far more than the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) the note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; and (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. On October 19, 2017 Schoemann and his counsel motioned to dismiss the unlicensed lender assertion. On January 19, 2018 the U.S. District Court, Louisiana ruled that the unlicensed lender assertion was to proceed. The Company and counsel are of the opinion that the Schoemann suit is wholly without merit and the company will prevail.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 11. Derivative Valuation

The Company evaluated the convertible debentures and associated warrants in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. In addition, the warrants have a Most Favored Nations clause resulting in the exercise price of the warrants also not being fixed. Therefore, these have been characterized as derivative instruments. We elected to recognize the notes under ASU paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes and warrants in their entirety at fair value, with changes in fair value recognized in earnings.

The debt discount is amortized over the life of the note and recognized as interest expense. For the years ended December 31, 2017 and 2016, the Company amortized the debt discount of $417,546 and $8,473,265, respectively, to interest expense.

During the years ended December 31, 2017 and 2016, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at January 1, 2016	$-	$2,802	$2,802
Addition of new conversion option derivatives	773,019	1,278,645	2,051,664
Change in fair value	8,693,964	(172,009)	8,521,955
Reclassification of derivative to gain on extinguishment of debt	(2,103,156)	-	(2,103,156)
Derivative liability at December 31, 2016	$7,363,827	$1,109,438	$8,473,265
Addition of new conversion option derivatives	304,289	123,961	428,250
Conversion of note derivatives	(4,793,036)	-	(4,793,036)
Changes in warrant derivatives	-	(109,985)	(109,985)
Change in fair value	(2,509,489)	(348,828)	(2,857,917)
Reclassification of derivative to gain on extinguishment of debt	-	-	-
Derivative liability at December 31, 2017	$365,591	$774,986	$1,140,577

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follow:

Stock price at valuation date	$.066-.175
Exercise price of warrants	$.004 -.25
Conversion rate of convertible debt	$.003 – 0.2000
Risk free interest rate	.59%-2.09%
Stock volatility factor	62%-289%
Years to Maturity	.08 – 4.3
Expected dividend yield	None

Note 12. Supplemental Cash Flow Information

During the year ended December 31, 2016 the Company had the following non-cash investing and financing activities:

●	Accrued interest of $125,755 and $12,931 was rolled into short-term notes and convertible debt, respectively.

●	Increased derivative liability by $346,812 for convertible debt

●	Issued 3,835,000 warrants valued at $510,167 as incentive for lenders to enter debt agreements.

●	Increased derivative liability and debt discount by $152,035 for warrant issued debt.

●	Increased debt discount by $35,000 for an Original Issue Discount on debt.

●	Authorized 2,400,000 shares of stock to be issued for payables conversion totaling $120,000

●	Authorized issuance of 450,000 shares of stock to be issued for prepaid

●	Issued 31,646,447 shares of common stock for the extinguishment of $261,231 worth of debt and $10,031 worth of accrued interest. There are to be an additional 2,060,000 shares to be issued for the debt conversion

●	Issued 985,000 shares of common stock valued at $1,958,350 which was recorded as a prepaid

During the year ended December 31, 2017 the Company had the following non-cash investing and financing activities:

●	Issued 1,300,750 warrants valued at $160,257 as incentive for lenders to enter debt agreements.

●	Issued 27,680,899 shares of common stock for payables conversion totaling $345,000.

●	Issued 1,336,075 shares of common stock for cashless exercise of warrants.

●	Issued 5,025,000 shares of common stock valued at $389,500 which was recorded as a prepaid.

●	Issued 3,340,577 shares of common stock valued at $355,880 for services

●	Issued 53,534,548 shares of common stock for the extinguishment of $797,913 worth of debt and $45,192 worth of accrued interest.

Note 13. Subsequent Events

On January 2, 2018, the Board of Directors approved the extension of an Advisory Agreement dated February 15, 2015 for one year. The Company issued 800,000 shares of common stock as compensation for this agreement on January 2, 2018.

On January 2, 2018, the Board of Directors approved, retroactively to October 1, 2017, to provide monthly reimbursements for medical insurance up to $1,000 per month for the Company’s executive officers.

On January 2, 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants.

On January 11, 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on October 12, 2018 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 65% of the lowest per share trading price for the fifteen (15) trading days immediately following the 180th calendar day after the Original Issue Date.

On January 12, 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. The note, which is due on October 30, 2018 has an original issue discount of $8,300. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date.

On January 19, 2018 the U.S. District Court, Louisiana ruled in favor of the Company that the unlicensed lender assertion made by the Company and counsel was to proceed in a matter brought before the court by note holder Rodney Schoeman on January 24, 2017.

On February 14, 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. The note, which is due on November 30, 2018 has an original issue discount of $5,800. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date.

On March 5, 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. The note, which is due on December 5, 2018 has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date.

On March 19, 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. The note, which is due on December 30, 2018 has an original issue discount of $9,450. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date.

On March 21, 2018, the Board of Directors, at the request and with the approval of the investors, determined that it was in the best interests of the Company and the Investors, based upon market price and relatively limited liquidity of the shares of common stock that the Company revised the expiration date and exercise price for 417,429 unexercised warrants granted on April 9, 2015. The original expiration date of April 9, 2018 is extended to April 9, 2019. The original exercise price of $.35 is reduced to $.05.

During the 1st Quarter of 2018, the Company issued 1,200,000 shares of common stock to consultants for services rendered in accordance to consulting agreements.

During the 1st Quarter of 2018, the Company issued 3,945,407 shares of common stock for debt conversion totaling $213,292 which includes $208,282 principal and $5,010 accrued interest.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2017, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2017, our internal control over financial reporting was not effective:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)
Darwin Fogt	43	President, Chief Executive Officer and Member of the Board of Directors
David Markowski	57	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	62	Chairman and Secretary
Curtis Hollister	44	Chief Technology Officer and Member of the Board of Directors
Douglas Cole	61	Member of the Board of Directors
Brandon Rowberry	44	Member of the Board of Directors
Rochelle Pleskow	57	Member of the Board of Directors

Darwin Fogt, President, CEO & Director. Mr. Fogt has been CEO of eWellness Corporation since May 2013. Since 2001, he has been founder, President and practicing therapist of Evolution Physical Therapy, Inc., a privately held company in Los Angeles, CA providing sports and orthopedic physical therapy services. From 2008 to present, Mr. Fogt has also been founder and President of Bebe PT, a physical therapy practice specializing in perinatal rehabilitation and wellness. Additionally, from 2012 to present Mr. Fogt has been founder and President of Evolution Fitness, a primarily cash-based fitness and rehabilitation center serving high level athletes and clients in Culver City, CA. Mr. Fogt has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. Mr. Fogt earned his B.S. in Exercise Science from the University of Southern California in 1996 and his MPT (Master of Physical Therapy) from California State University: Long Beach in 2001. He is currently working toward earning his DPT (Doctor of Physical Therapy) degree.

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

Brandon Rowberry, Director. Mr. Rowberry has been a Director since June 2014. He is a well-known healthcare innovation executive. From 2010 to 2014 he drove enterprise-wide Innovation/Venturing for United Health Group where in 2012 they were awarded the prestigious PDMA Outstanding Corporate Innovation Award. From 2012 to present he has also been Managing Director of 7R Ventures an investment and advisory firm. From 2005 to 2009, he was Director of Strategy & Innovation at Circuit City. From 2001 to 2005, he was a Sr. Corporate Consultant focusing on Organizational Development and Innovation at Hallmark. From 2000 to 2001, he was a Manager of Organizational Development & Innovation at Honeywell. Mr. Rowberry has also been a frequent corporate innovation guest speaker on NBC, FOX, ABC. Mr. Rowberry obtained his Master of Organizational Behavior from Marriott School of Business, BYU in 2000.

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

Darwin Fogt. Mr. Fogt is a co-founder of the Company and has been serving as a PT for over 12 years and has built three successful physical therapy practices. Mr. Fogt has contributed to the Board’s strong leadership and vision for the development of the Company’s innovative business model.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended December 31, 2017, all such forms were filed.

ITEM 11: EXECUTIVE COMPENSATION

For the two fiscal years ended December 31, 2017 and 2016, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000. Prior to the Share Exchange, which closed in April 2014, we did not pay our sole officer any compensation nor did we have an employment agreement.

Following the Share Exchange, we do not currently have any formal employment salary arrangement with any of our new officers. However, the Board determined that the following salaries shall be recorded and accrued on a monthly basis as contributed capital and compensation for the following individuals for the services they provide to us:

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

Employment Contracts

We do not have any formal employment agreement with any of the officers. Any future compensation will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until the Company maintains a positive cash flow.

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2017.

Option Grants

During the year ended December 31, 2017, there were no options granted.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2017 and 2016 by our executive officers. During the year ending December 31, 2017, 250,000 options granted in 2016 expired.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2018 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The business address of each beneficial owner listed is in care of 11825 Major Street, Culver City, California, 90230 unless otherwise noted. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

As of March 26, 2018, we had 148,297,813 shares of common stock issued and outstanding.

	Amount and
	Nature of
	Beneficial		Percent of
Name of Beneficial Owner	Ownership		Class

Darwin Fogt	3,750,000	(1)	2.53%
Douglas MacLellan	3,750,000		2.53%
David Markowski	1,100,000		.74%
Curtis Hollister	1,950,000		.13%
Brandon Rowberry	200,000		0.14%
Doug Cole	200,000		0.14%
Rochelle Pleskow	0		0.00%
All officers and directors as a group	10,950,000		7,39%

(1)	This includes 1,000,000 shares held by Evolution Physical Therapy, Inc., which is owned by Mr. Fogt.

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

Related Party Debt: Prior to the closing of the Share Exchange through the year ended December 31, 2016, a related party, a company in which our former Secretary-Treasurer and CFO also served as CFO, paid $91,271 on behalf of the Company. The amount outstanding as of December 31, 2017 and December 31, 2016 were $700 and $10,481, respectively. During the years ended December 31, 2017 and December 31, 2016, the Company recorded $0 and $4,156 imputed interest, respectively, on the amount owed to the related party based on an interest rate of 8%. Because the amount due to the related party is now being paid on a regular basis, the Company is no longer accruing imputed interest.

Programming Agreement:

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. On April 1, 2017, the PC was issued 25,280,899 common shares at a cost value of $0.1068. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2017, the Company had a payable of $350,810 due to this company.

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

Office Space: The Company rents its Culver City, CA office space from Evolution Physical Therapy (“Evolution”), a company owned by our CEO. Evolution has agreed contribute the annual rent for the year ended December 31, 2017 towards founding eWellness and its operations; the market value of such rent is $500 per month. During the year ended December 31, 2017, the Company recorded rent expense in the Consolidated Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2017 and 2016.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$82,590	$80,300
Audit-Related Fees	8,775	-
Tax Fees	-	-
All Other Fees	-	-
Total	$91,365	$80,300

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

Part IV

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Description
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.1	Amended and Restated Share Exchange Agreement among eWellness Healthcare Corporation (f/k/a Dignyte, Inc.), Andreas A. McRobbie-Johnson, eWellness Corporation and its shareholders dated April 30, 2014. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 6, 2014)

10.2	Promissory Note (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 2, 2014)

10.3	Supply and Distribution agreement with Millennium Healthcare, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K/A filed on June 25, 2014)

10.4	Licensing Agreement between the Company and Physical Relief Telemedicine and Technology Healthcare Solutions, Inc. (Incorporated by reference to Exhibit 10.4 to the Form 8-K/A filed on June 25, 2014)

10.5	License Agreement between the Company and Bistromatics Corp. (Incorporated by reference to Exhibit 10.5 to the Form 8-K/A filed on June 25, 2014)

10.6	Securities Purchase Agreement dated December 23, 2014 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 6, 2015)

10.7	Form of 12% Senior Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 6, 2015)

10.8	Form of Series A Warrant Agreement (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on January 6, 2015)

10.9	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)

10.10	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on January 6, 2015)

10.11	2015 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 6, 2015)

14.1	Code of Ethics Conduct (Incorporated by reference to Exhibit 14.1 to the Form 8-K filed on May 6, 2014)

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: March 28, 2018
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	March 28, 2018
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	March 28, 2018
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	March 28, 2018
Brandon Rowberry

/s/ Douglas Cole	Director	March 28, 2018
Douglas Cole

/s/ Curtis Hollister	Director	March 28, 2018
Curtis Hollister

/s/ Douglas MacLellan	Director	March 28, 2018
Douglas MacLellan

/s/ Rochelle Pleskow	Director	March 28, 2018
Rochelle Pleskow

