Form 10-Q
period 2018-03-31
eWELLNESS HEALTHCARE Corp
filed 2018-05-11
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 10, 2018 was 155,463,198 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$125,098	$6,882
Prepaid expenses	178,147	179,827

Total current assets	303,245	186,709

Property & equipment, net	9,237	5,021
Intangible assets, net	13,216	13,954

TOTAL ASSETS	$325,698	$205,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$384,587	$345,956
Accounts payable - related party	442,691	351,511
Accrued expenses - related party	215,388	210,828
Accrued compensation	1,107,005	1,071,369
Contingent liability	90,000	90,000
Convertible debt, net of discount	667,143	444,680
Derivative liability	502,584	1,140,578
Short term note and liabilities	180,051	180,051

Total current liabilities	3,589,449	3,834,973

Total Liabilities	3,589,449	3,834,973

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 148,447,813 and 142,352,406 issued and outstanding, respectively	148,447	142,352
Additional paid in capital	14,011,547	13,178,131
Accumulated deficit	(17,423,745)	(16,949,772)

Total Stockholders’ Deficit	(3,263,751)	(3,629,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$325,698	$205,684

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For The Three Months Ended
	March 31, 2018	March 31, 2017

OPERATING EXPENSES
Executive compensation	$102,000	$102,000
General and administrative	196,690	183,337
Professional fees	512,525	704,011

Total Operating Expenses	811,215	989,348

Loss from Operations	(811,215)	(989,348)

OTHER INCOME (EXPENSE)
Gain on derivative liability	509,752	5,242,634
Foreign exchange rate	7,399	12,712
Interest expense	(179,909)	(103,353)

Net Income (Loss) before Income Taxes	(473,973)	4,162,645

Income tax expense	-	(800)

Net Income (Loss)	$(473,973)	$4,161,845

Basic earnings (loss) per share	$(0.00)	$0.07
Diluted earnings (loss) per share	$(0.00)	$0.05

Weighted average shares outstanding	145,882,450	60,043,059
Diluted average shares outstanding	145,882,450	89,107,951

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For The Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net income (loss)	$(473,973)	$4,161,845
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	1,459	1,207
Contributed services	55,500	55,500
Shares issued for consulting services	138,600	25,750
Options expense	108,594	108,594
Amortization of debt discount	155,033	82,443
Foreign currency exchange	7,399	-
Gain on derivative liability	(509,752)	(5,242,634)
Amortization of prepaids	126,992	462,439
Changes in operating assets and liabilities
Prepaid expense	(21,312)	(27,562)
Accounts payable and accrued expenses	36,242	55,991
Accounts payable - related party	91,180	(90,761)
Accrued expenses - related party	4,560	73,713
Accrued compensation	35,636	24,000

Net cash used in operating activities	(243,842)	(309,475)

Cash flows from investing activities
Purchase of equipment	(4,937)	(2,910)
Net cash used in investing activities	(4,937)	(2,910)

Cash flows from financing activities
Proceeds from issuance of convertible debt	414,550	350,000
Original issue discount and debt issuance costs	(46,550)	(29,525)
Payments on debt	(1,005)	-

Net cash provided by financing activities	366,995	320,475

Net increase in cash	118,216	8,090

Cash, beginning of period	6,882	13,995

Cash, end of period	$125,098	$22,085

Supplemental Information:
Cash paid for:
Taxes	$-	$800
Non cash items:
Derivative liability and debt discount issued with new notes	$219,526	$-
Shares issued for debt conversion	$213,292	$-
Shares issued for prepaids	$104,000	$-

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company has generated no revenues to date.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2018. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Going Concern

For the three months ended March 31, 2018, the Company had no revenues. The Company has an accumulated loss of $17,423,745. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of March 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$502,584	$-	$-	$502,584
Total Liabilities measured at fair value	$502,584	$-	$-	$502,584

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

As of December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,140,578	$-	$-	$1,140,578
Total Liabilities measured at fair value	$1,140,578	$-	$-	$1,140,578

Note 3. Related Party Transactions

During the three months ended March 31, 2018, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, invoiced the Company $5,800 for accounting services. The amount outstanding as of March 31, 2018 and December 31, 2017 was $1,880 and $700, respectively.

In April 2015, the Company entered into an operating agreement with a physical therapy company (“EPT”) which is owned by the Company’s President and Chief Executive Officer. Through the agreement, the Company agrees to provide operating capital advances for EPT to offer the Company’s PHIZIO platform to physical therapy patients. For accounting and tax purposes, the net profits or losses generated by EPT shall be allocated monthly. The Company will receive 75% of the net patient insurance reimbursements associated with the operation of the PHIZIO platform.

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of March 31, 2018, the Company had a payable of $440,810 due to this company.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Throughout the period ended March 31, 2018, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of March 31, 2018 and December 31, 2017 were $3,388 and $5,828, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $212,000 and $205,000 at March 31, 2018 and December 31, 2017, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,107,005 and $1,071,369 at March 31, 2018 and December 31, 2017 respectively.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

Note 4. Non-Convertible Notes Payable

In February 2017, the Company was served by a complaint filed by the holder of a note payable. The action was removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA. The lawsuit alleges that the Company is indebted to the note holder a promissory note stemming from four loans to the Company during the 20 months prior to February 2017 amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further, the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,877 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far more than the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) the note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; and (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. In October 2017 the complainant and his counsel motioned to dismiss the unlicensed lender assertion. In January 2018 the U.S. District Court, Louisiana ruled that the unlicensed lender assertion was to proceed. The Company and counsel believe that the suit is wholly without merit and the company will prevail.

At March 31, 2018, the Company had indebtedness to this holder of the note payable of $180,051 plus $49,625 of accrued interest. During the three months ended March 31, 2018 and 2017, the Company accrued interest expense totaling $7,991 and $7,991, respectively.

Note 5. Convertible Notes Payable

In January 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on October 12, 2018 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 65% of the lowest per share trading price for the fifteen (15) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $1,905.

In January 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. The note, which is due on October 30, 2018 has an original issue discount of $8,300. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $2,341.

In February 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. The note, which is due on November 30, 2018 has an original issue discount of $5,800. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $944.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

In March 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. The note, which is due on December 5, 2018 has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the average of the three daily VWAPs for the trading price for the twenty (20) trading days before the 181st calendar date of the note or the ten (10) trading days if after the 181st calendar day of the note. During the three months ended March 31, 2018, the Company recognized interest expense of $439.

In March 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. The note, which is due on December 30, 2018 has an original issue discount of $9,450. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $286.

Note 6. Equity Transactions

Common Stock

In January 2018, the Board of Directors approved the extension of an Advisory Agreement dated February 15, 2015 for one year. The Company issued 800,000 shares of common stock as compensation with a value of $104,000. This value is being amortized over the life of the contract.

During the three months ended March 31, 2018, the Company issued a total of 3,945,407 shares of common stock per debt conversion of convertible notes dated April, July and September 2017. The total of the debt conversion was $213,292 which includes $5,010 of accrued interest.

During the three months ended March 31, 2018, the Company issued 1,350,000 shares of common stock for marketing and consulting services valued at $138,600.

In January 2018, the Board of Directors agreed to form an eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. As of March 31, 2018, no shares have been issued.

Stock Options

The following is a summary of the status of all Company’s stock options as of March 31, 2018 and changes during the three months ended on that date:

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding at December 31, 2017	20,000,000	$0.26	1.9	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2018	20,000,000	0.26	1.8	$-
Options exercisable at March 31, 2018	14,208,333	$0.30	1.8	$-

The Company recognized stock option expense of $108,594 and $108,594 for the three months ended March 31, 2018 and 2017.

Warrants

In March 2018, the Board of Directors, at the request and with the approval of the investors, determined that it was in the best interests of the Company and the Investors, based upon market price and relatively limited liquidity of the shares of common stock that the Company revised the expiration date and exercise price for 417,429 unexercised warrants granted on April 9, 2015. The original expiration date of April 9, 2018 is extended to April 9, 2019. The original exercise price of $.35 is reduced to $.05.

In February 2017, the Company authorized the issuance of 68,750 warrants that were issued as part of a convertible note. At March 31, 2018 the fair value of the warrants is $4,529.

In April 2017, the Company authorized the issuance of 1,232,000 warrants that were issued as part of a convertible note. At March 31, 2018 the fair value of the warrants is $81,417.

The following is a summary of the status of the Company’s warrants as of March 31, 2018 and changes during the three months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2017	8,753,179	$0.21	2.4	$0.038
Granted	417,429	$0.05	1.0	-
Exercised	-	-	-	-
Cancelled	417,429	$0.35	1.0	-
Outstanding at March 31, 2018	8,753,179	$0.21	2.4	$0.038
Warrants exercisable at March 31, 2018	8,753,179	$0.21	2.4	$0.038

For purpose of determining the fair market value of the warrants and options issued during the three months ended March 31, 2018, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

Stock price on the valuation date	$.0673
Exercise price of warrants	$.004 and .25
Dividend yield	0.00%
Years to maturity	3-4
Risk free rate	2.33% - 2.475%
Expected volatility	257.35%-257.75%

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

March 31, 2018

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

March 31, 2018

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the three months ended March 31, 2018 and 2017, the Company amortized the debt discount of $155,033 and $82,443, respectively. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $502,584 and $1,140,578 at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company had the following activity in the derivative liability account:

Total
Derivative liability at December 31, 2017	$1,140,578
Addition of new conversion option derivatives	91,284
Extinguishment due to note conversions	(219,526)
Changes in fair value	(509,752)
Derivative liability at March 31, 2018	$502,584

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.06-.135
Exercise price of warrants	$.004 - .25
Conversion rate of convertible debt	$.0495 – 0.2000
Risk free interest rate	1.27%-2.62%
Stock volatility factor	61%-257.75%
Years to Maturity	.01 – 4.0
Expected dividend yield	None

Note 9. Subsequent Events

During the month of April and to the date of the filing of this report, the Company has issued 400,000 shares of common stock for consulting services for a value of $34,475.

During the month of April and to the date of the filing of this report, the Company has issued 6,615,385 shares of common stock for conversion of convertible debt totaling $215,000.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three months ended March 31, 2018 and 2017 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Los Angeles Sales & Marketing Office: The Company opened its first sales and marketing office in Playa Vista, California in May 2017 to accelerate the adoption of PHZIO and the other new digital telehealth tools to patients, physicians and PT’s in California. The company will also be hiring sales and marketing professionals to manage the new silos of business.

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

The Company’s 5-Year Agreement with Endeavor Plus. In October 2017 eWellness executed a 5-year Comprehensive Physical Therapy Services Agreement with Endeavor Plus Services, Inc. (“EPS”), a fast-growing healthcare plan administrator. EPS projects having approximately 100,000 healthcare members in 2018. This level of sales will allow the Company to gain cash flow positive operations during the second half of 2018. Additionally, if EPS can continue their projected growth rate over the next 12-18 months an additional 500,000 new members would be added. Endeavor Plus, Inc. (“EPI”), the parent company of EPS, has taken the lead in a movement to assist small group employers to leave fully insured health plans and use partially self-funded ERISA qualified health insurance plans that are new and innovative and embrace a new era of Consumer-Driven Health Care Planning (CDHC). EPI’s mission is to bring about innovative changes using existing law and regulations to change the traditional health insurance models to drive down healthcare costs while offering significantly better benefits to both small and midsize group employers and their employees. This is accomplished further by having these employers and their employees to participate in the Endeavor Plus Plan, a CDHC program with technology-driven health care programs that are affordable, manageable and responsive to the demand for higher quality care with cost transparency, integrated health information and better provider access and communication and better outcomes.

EPS/PHZIO Marketing Plans. eWellness and EPS intend to immediately commence system, sales and marketing integration, to position eWellness to begin onboarding and treating EPS members in the second quarter of 2018. EPS is a third-party administrator (TPA), which is an organization that processes insurance claims or certain aspects of employee benefit plans for small and medium sized companies. EPS is projecting to grow rapidly in the small group health insurance market which has annual premiums of over $384 billion. Approximately 84% of this market is traditional full insurance. EPS is expected to grow rapidly by offering these small employers the ability to self- insure through excellent plan design and reinsurance. The Company is excited to be chosen as their PT gatekeeper as well as wellness program supplier. Our comprehensive PT & wellness programs and consulting services are anticipated to provide EPS with new products that will: (1) build new sales channels that increase their current health insurance business, and (2) create new revenue sources through the introduction of such products.

The Company Partnership with LifeWallet (“LW”) In February 2018 the Company signed a Partnership Agreement to co-market the Company’s PHZIO platform with LW (https://www.lifewallet.com) which provides employers, communities and healthcare professionals with a simple, consumer centric, integrated platform to assess the health of their population and monitor their progress towards better health. LifeWallet™ is transforming the delivery of care and revolutionizing the health care to wellness process with a consumer centric health platform and modern digital assistants that promote better outcomes. LW’s employees are dedicated to making the best products on earth. LWt™ is creating a one of a kind technology region in the south and has brought in developers from leading technology companies including Apple.

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

We plan to generate revenue from third-party PT and corporate wellness licensees on a contractually recurring per PHZIO session fee basis. Our PHZIO platform is anticipated to transform the access, cost and quality dynamics of physical therapy delivery for all the market participants. We further believe any patient, employer, health plan or healthcare professional interested in a better approach to physical therapy is a potential PHZIO platform user.

Before even launching, we have received a high indication of interest in our service. We think the demand is warranted but recognize that in the preliminary stages of our services, we may experience bottlenecks in our ability to meet the demand for same. Under this type of environment, it is critical to maintain awareness of the Company’s operational budget goals and how they are being met in our attempts to address demand. Regardless of our growth pace, it is critical to shareholder value that we are mindful of our operational spending.

Investment Agreement with Tangiers Global, LLC

In February 2017, the Company entered into an Investment Agreement with Tangiers. Pursuant to the terms of the Investment Agreement, Tangiers committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to 36 months. From time to time during the 36-month period commencing from the effectiveness of the registration statement, we may deliver a put notice to Tangiers which states the dollar amount that we intend to sell to Tangiers on a date specified in the put notice. The maximum investment amount per notice must be no more than 200% of the average daily trading dollar volume of our Common stock for the ten (10) consecutive trading days immediately prior to date of the applicable put notice and such amount must not exceed an accumulative amount of $250,000. The minimum put amount is $5,000. The purchase price per share to be paid by Tangiers will be the 80% of the of lowest trading prices of the Common stock during the 5 trading days including and immediately following the date on which put notice is delivered to Tangiers.

In connection with the Investment Agreement with Tangiers, we also entered into a registration rights agreement with Tangiers.

Advisory Agreement with Fintech Global Consultants

In March 2018, the Company signed an Advisory Agreement with Fintech Global Consultants [“FGC” http://f-g-c.com] to assist the Company in completing blockchain adaptation across the $30 billion physical therapy and $8 billion wellness markets with new advanced health tech tools. We believe that out implementation of the new blockchain technology for the Company’s PHZIO digital treatment platform and our other new health tech tools may have a beneficial impact on patient care beginning in the third quarter of 2018. The Company has hired a leading international blockchain advisory firm to further our state of the art PHZIO digital telehealth platform. We believe that by being blockchain enabled, our patients will have more convenient access to wellness services, seamless storage and access to HIPPA compliant medical records and simplified insurance reimbursement. In addition, FGC will assist the Company in its planned Initial Coin Offering of up to a $10 million non-dilutive funding that we believe will help in the implementation and acceleration of PHZIO’s expansion on a national basis during the next twelve months.

Results of Operations for the three months ended March 31, 2018 and 2017

REVENUE: We had no revenues from operations during the three months ended March 31, 2018 and 2017. We expect to generate revenues during the third quarter of 2018.

OPERATING EXPENSES: Total operating expenses decreased to $811,214 for the three months ended March 31, 2018 from $989,348 for the three months ended March31, 2017. The decrease resulted from a reduction in consultant expense.

NET LOSS: The Company incurred a net loss of $473,973 for the three months ended March 31, 2018, compared with a net income of $4,161,845 for the three months ended March 31, 2017. The significant decrease from income to loss was the result of the revaluation of the derivative liabilities for the convertible debt and warrants totaling $4,732,882 offset by decreases in consulting expense as noted above.

Liquidity and Capital Resources

As of March 31, 2018, we had negative working capital of $3,286,204 compared to negative working capital of $3,648,264 as of December 31, 2017. The decrease resulted from a decrease in the derivative liability offset by increases in accounts payable and convertible debt. Cash used in operations was $243,842 and $309,475 for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in operations was because of relative changes in the assets and liabilities. Cash used in investing activities was $4,937 and $2,910 for the three months ended March 31, 2018 and 2017, respectively. Cash flows provided by financing activities were $366,995 and $320,475 for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase in cash flows from financing activities was the issuance of convertible debt for cash. The cash balance as of March 31, 2018 was $125,098.

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

Capital Expenditure Plan

During the three months ended March 31, 2018, we raised $414,550, less $46,550 for debt issuance costs, in equity and debt capital and we may require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

In February 2017, the Company was served by a complaint filed by a holder of a note payable. The action was removed from Louisiana state court to the United States Federal District Court in Baton Rouge, LA. The lawsuit alleges that the Company is indebted to Schoemann under a promissory note stemming from four loans to the Company during the 20 months prior to February 2017 amounting to $75,500 in total original principal bearing interest at 12% per annum, of which $45,202 has been repaid. Further the note holder claims that, because of alleged defaults and extensions of the notes, the Company is now indebted in the amount of $253,677 inclusive of interest and penalties at an effective rate exceeding 70% per annum, far in excess of the maximum rate allowable in California or Louisiana. The Company and its counsel have determined that: (i) note holder is not a licensed lender in the State of California, where the loan was made and the $75,500 was deposited and therefore was not permitted under California law to make loans in the State; (ii) the interest rate the note holder is seeking to collect is usurious and therefore interest claimed in the lawsuit is neither collectible nor enforceable. In October 2017 the complainant and his counsel motioned to dismiss the unlicensed lender assertion.

In January 2018 the U.S. District Court, Louisiana ruled in favor of the Company that the unlicensed lender assertion made by the Company and counsel was to proceed in a matter brought before the court by note holder Rodney Schoeman on January 24, 2017. The Company and counsel believe that the Schoemann suit is wholly without merit and the Company will prevail.

In January 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on October 12, 2018 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.20 or (ii) 65% of the lowest per share trading price for the fifteen (15) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $1,905.

In January 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. The note, which is due on October 30, 2018 has an original issue discount of $8,300. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $2,341.

In February 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. The note, which is due on November 30, 2018 has an original issue discount of $5,800. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $944.

In March 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. The note, which is due on December 5, 2018 has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $.0.06 or (ii) 75% of the average of the three daily VWAPs for the trading price for the twenty (20) trading days before the 181st calendar date of the note or the ten (10) trading days if after the 181st calendar day of the note. During the three months ended March 31, 2018, the Company recognized interest expense of $439.

In March 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. The note, which is due on December 30, 2018 has an original issue discount of $9,450. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days immediately following the 180th calendar day after the Original Issue Date. During the three months ended March 31, 2018, the Company recognized interest expense of $286.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 2, 2018, the Company issued 800,000 shares of common stock as compensation for the extension of an Advisory Agreement dated February 14, 2015. The value of the shares is $104,000 and is being amortized over the life of the contract.

During the three months ended March 31, 2018, the Company issued a total of 3,945,407 shares of common stock per debt conversion of convertible notes dated April 13, April 24, July 31, and September 9, 2017. The total of the debt conversion was $213,292 which includes $5,010 of accrued interest.

During the three months ended March 31, 2018, the Company issued 1,350,000 shares of common stock for marketing and consulting services valued at $138,600.

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: May 11, 2018
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	May 11, 2018
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	May 11, 2018
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	May 11, 2018
Brandon Rowberry

/s/ Douglas Cole	Director	May 11, 2018
Douglas Cole

/s/ Curtis Hollister	Director	May 11, 2018
Curtis Hollister

/s/ Douglas MacLellan	Director	May 11, 2018
Douglas MacLellan

/s/ Rochelle Pleskow	Director	May 11, 2018
Rochelle Pleskow

