Form 10-Q
period 2018-09-30
eWELLNESS HEALTHCARE Corp
filed 2018-11-13
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(855) 470-1700

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on November 12, 2018 was 185,496,959 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$27,675	$6,882
Prepaid Expenses	105,742	179,827

Total current assets	133,417	186,709

Property & equipment, net	8,544	5,021
Intangible assets, net	11,739	13,954

TOTAL ASSETS	$153,700	$205,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,543	$345,956
Accounts payable - related party	638,672	351,511
Accrued expenses - related party	218,214	210,828
Accrued compensation	1,144,270	1,071,369
Contingent liability	90,000	90,000
Convertible debt, net of discount	445,878	444,680
Derivative liability	627,883	1,140,578
Short term note and liabilities	-	180,051

Total current liabilities	3,481,460	3,834,973

Total Liabilities	3,481,460	3,834,973

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 181,715,991 and 142,352,406 issued and outstanding, respectively outstanding	181,716	142,352
Additional paid in capital	16,139,737	13,178,131
Accumulated deficit	(19,649,213)	(16,949,772)

Total Stockholders’ Deficit	(3,327,760)	(3,629,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$153,700	$205,684

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

OPERATING EXPENSES
Executive compensation	102,000	102,000	306,000	306,000
General and administrative	322,266	163,527	809,704	581,705
Professional fees	407,355	374,253	1,360,206	1,690,985

Total Operating Expenses	831,621	639,780	2,475,910	2,578,690

Loss from Operations	(831,621)	(639,780)	(2,475,910)	(2,578,690)

OTHER INCOME (EXPENSE)
Foreign exchange rate	4,507	11,523	12,598	48,927
Gain (loss) on derivative liability	(89,579)	(973,207)	303,898	3,426,389
Gain (loss) on extinguishment of debt	-	-	(43,131)	-
Disposal of fixed asset	(2,134)		(2,134)	-
Interest expense	(173,306)	(178,340)	(493,106)	(402,260)

Net Income (Loss) before Income Taxes	(1,092,133)	(1,779,804)	(2,697,785)	494,366

Income tax expense	(29)	-	(1,656)	(800)

Net Income (Loss)	$(1,092,162)	$(1,779,804)	$(2,699,441)	$493,566

Earnings (loss) per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$0.01
Diluted	$(0.01)	$(0.01)	$(0.02)	$0.00

Weighted average shares outstanding
Basic	174,369,861	128,985,784	158,927,170	98,415,360
Diluted	174,369,861	129,985,784	158,927,170	101,707,186

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For Nine Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activies
Net income (loss)	$(2,699,441)	$493,566
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,863	3,817
Contributed services	166,500	163,500
Shares issued for consulting services	329,565	201,130
Shares issused for financing costs	72,000	-
Shares issued for contribution	70,000	-
Loss on settlement of debt	43,131	-
Options expense	359,245	325,782
Amortization of debt discount to interest expense	284,392	325,666
Amortization of prepaids	301,140	873,582
Foreign currency exchange	12,598	-
Loss on disposal of fixed asset	(2,134)	-
Gain on derivative liability	(303,898)	(3,426,389)
Changes in operating assets and liabilities
Prepaid expense	(18,055)	(49,752)
Accounts payable and accrued expenses	194,332	35,099
Accounts payable - related party	287,161	107,549
Accrued expenses - related party	7,386	97,710
Accrued compensation	72,901	70,666

Net cash used in operating activities	(820,315)	(778,074)

Cahs flows from investing activitees
Purchase of equipment	(2,037)	(2,910)
Net cash used in investing activities	(2,037)	(2,910)

Cash flows from financing activities
Issuance of convertible debt	969,300	915,000
Payment on debt	(1,005)	-
Debt issuance costs – original issue discount	(125,150)	(133,575)

Net cash provided by financing activities	843,145	781,425

Net increase (decrease) in cash	20,793	441

Cash, beginning of period	6,882	13,995

Cash, end of period	$27,675	$14,436

Supplemental Information:
Cash paid for:
Taxes	$1,267	$800
Interest Expense	$-	$-
Non cash items:
Warrants issued with debt	$-	$86,730
Derivative liability and debt discount issued with new notes	$359,732	$260,818
Shares issued for debt conversion	$1,190,489	$5,057,014
Exercise of warrants	$-	$109,978
Shares issued for extinguishment of accounts payable	$-	$309,000
Shares issued for prepaids	$209,000	$381,000

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2018. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Going Concern

For the nine months ended September 30, 2018, the Company had no revenues. The Company has an accumulated loss of $19,649,213. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

Fair Value of Financial Instruments

As of September 30, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$627,883	$-	$-	$627,883
Total Liabilities measured at fair value	$627,883	$-	$-	$627,883

As of December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,140,578	$-	$-	$1,140,578
Total Liabilities measured at fair value	$1,140,578	$-	$-	$1,140,578

Note 3. Related Party Transactions

During the nine months ended September 30, 2018, a company for which the Company’s former Secretary-Treasurer and CFO is also serving as CFO, invoiced the Company $14,710 for accounting services. The amount outstanding as of September 30, 2018 and December 31, 2017 was $840 and $700, respectively.

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

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of September 30, 2018, the Company had a payable of $612,832 due to this company.

The Company rents its Culver City, CA office space from a company owned by our CEO. The imputed rent expense of $500 per month is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet.

Throughout the period ended September 30, 2018, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of September 30, 2018 and December 31, 2017 were $3,214 and $5,828, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $215,000 and $205,000 at September 30, 2018 and December 31, 2017, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,144,270 and $1,071,369 at September 30, 2018 and December 31, 2017 respectively.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

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

The Company issued the 4,000,000 shares of common stock on June 20, 2018. At September 30, 2018, the Company had no indebtedness to this holder of the note payable principal or accrued interest. During the nine months ended September 30, 2018 and 2017, the Company accrued interest expense totaling $15,183 and $16,071, respectively.

Note 5. Convertible Notes Payable

In January 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. During the third quarter ended September 30, 2018, the note, which was due on October 12, 2018, and accrued interest totaling $4,489 was fully converted into 2,412,827 shares of common stock at a price of $.04745 per share.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

In January 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. During the third quarter ended September 30, 2018, the note, which was due on October 30, 2018, and accrued interest totaling $4,980 was fully converted into 1,630,799 shares of common stock at prices ranging from $.0583 to $.0603.

In February 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. During the third quarter ended September 30, 2018, the note, which was due on November 30, 2018, and accrued interest totaling $3,480 was fully converted into 1,309,799 shares of common stock at prices ranging from $.0487 to $.0532.

In March 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. As of June 30, 2018, the institutional investor exercised its MFN provision in Paragraph 4a increasing the OID from the stated in the note from 10% to 15% thus increasing the amount owed to $80,500. The note, which is due on December 5, 2018, has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the average of the three daily VWAPs for the trading price for the twenty (20) trading days before the 181st calendar date of the note or the ten (10) trading days if after the 181st calendar day of the note. During the nine months ended September 30, 2018, the Company recognized interest expense of $4,409.

In March 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. During the third quarter ended September 30, 2018, the note, which was due on December 30, 2018, and accrued interest totaling $3,780 was fully converted into 1,877,796 shares of common stock at prices ranging from $.0382 to $.0437.

In May 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $125,000. The note, which is due on May 10, 2019, has an original issue discount of $3,750. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock at a price equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180th calendar day after the Original Issue Date. During the nine months ended September 30, 2018, the Company recognized interest expense of $3,890.

In May 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $51,750. The note, which is due on March 1, 2019, has an original issue discount of $6,750. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180th calendar day after the Original Issue Date. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,178.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $56,500. The note, which is due on April 17, 2019 has an original issue discount of $6,500. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 100,000 shares of common stock valued at $8,000 upon the execution of this note. During the nine months ended September 30, 2018, the Company recognized interest expense of $1,282.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

In July 2018, the Company executed an 3% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $180,000 for funding in three tranches. The note, which is due twelve months from the date of each individual tranche, has an original issue discount of $10,000 per tranche. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to 75% of the market price which is lowest trading price during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The trading price is the lesser of: (i) lowest traded price or (ii) the lowest closing bid price on the OTCQB. The first tranche of $60,000 was received in the month of July and second tranche of $30,000 was received in the month of August. During the nine months ended September 30, 2018, the Company recognized interest expense of $422.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $28,250. The note, which is due on April 17, 2019 has an original issue discount of $3,250. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 50,000 shares of common stock valued at $4,000 upon the execution of this note. During the nine months ended September 30, 2018, the Company recognized interest expense of $641.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $80,500. The note, which is due on April 30, 2019 has an original issue discount of $10,500. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,435.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $60,950. The note, which is due on April 30, 2019 has an original issue discount of $7,950. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the nine months ended September 30, 2018, the Company recognized interest expense of $1,803.

In August 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on June 30, 2019 has an original issue discount of $5,300. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the nine months ended September 30, 2018, the Company recognized interest expense of $575.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

Note 6. Equity Transactions

Common Stock

In January 2018, the Board of Directors approved the extension of an Advisory Agreement dated February 15, 2015 for one year. The Company issued 800,000 shares of common stock as compensation with a value of $104,000. This value is being amortized over the life of the contract.

During the nine months ended September 30, 2018, the Company issued a total of 26,598,252 shares of common stock per debt conversion of convertible notes dated April, July, September and December 2017 and January, February and March 2018. The total of the debt conversion was $1,190,189 which includes $163,157 of accrued interest.

During the nine months ended September 30, 2018, the Company issued 3,875,000 shares of common stock for marketing and consulting services valued at $329,565.

During the nine months ended September 30, 2018, the Company issued 4,000,000 shares of common stock for settlement of a complaint filed in the United States Federal District Count (see Footnote 4). The debt settled totaled $236,868 which includes $56,817 of accrued interest.

During the nine months ended September 30, 2018, the Company issued 1,590,331 shares of common stock for financing fees for convertible debt issued. These shares were valued at $72,000.

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

In January 2018, the Board of Directors agreed to form an eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. As of September 30, 2018, no shares have been issued.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

Stock Options

The following is a summary of the status of all Company’s stock options as of September 30, 2018 and changes during the nine months ended on that date:

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding at December 31, 2017	20,000,000	$0.26	1.9	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2018	20,000,000	0.26	1.8	$-
Options exercisable at September 30, 2018	18,589,583	$0.27	1.7	$-

The Company recognized stock option expense of $359,245 and $325,782 for the nine months ended September 30, 2018 and 2017.

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

In February 2017, the Company authorized the issuance of 68,750 warrants that were issued as part of a convertible note. At September 30, 2018 the fair value of the warrants is $5,242.

In April 2017, the Company authorized the issuance of 1,232,000 warrants that were issued as part of a convertible note. At September 30, 2018 the fair value of the warrants is $94,554.

The following is a summary of the status of the Company’s warrants as of September 30, 2018 and changes during the nine months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2017	8,753,179	$0.21	2.4	$0.038
Granted	417,429	$0.05	1.0	-
Exercised	-	-	-	-
Cancelled	3,217,429	$0.05	1.0	-
Outstanding at September 30, 2018	5,953,179	$0.31	2.4	$0.038
Warrants exercisable at September 30, 2018	5,953,179	$0.31	2.4	$0.038

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

For purpose of determining the fair market value of the warrants and options outstanding at September 30, 2018, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.0802
Exercise price of warrants	$.004 and .25
Dividend yield	0.00%
Years to maturity	2-4
Risk free rate	2.80%-2.91%
Expected volatility	236.6%-236.7%

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

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

September 30, 2018

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the nine months ended September 30, 2018 and 2017, the Company amortized the debt discount of $284,392 and $325,666, respectively. The derivative liability is adjusted periodically according to stock price fluctuations and other inputs and was $627,883 and $1,140,578 at September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, the Company had the following activity in the derivative liability account:

Total
Derivative liability at December 31, 2017	$1,140,578
Addition of new conversion option derivatives	359,732
Extinguishment due to note conversions	(365,920)
Extinguishment due to note cancellations	(202,610)
Changes in fair value	(303,897)
Derivative liability at September 30, 2018	$627,883

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.050-.081
Exercise price of warrants	$.004 - .25
Conversion rate of convertible debt	$.020 – 0.2000
Risk free interest rate	1.91%-2.36%
Stock volatility factor	101.5%-166.6%
Years to Maturity	.08 – .75
Expected dividend yield	None

Note 9. Subsequent Events

In October 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $165,000. The note, which is due on October 12, 2019 has an original issue discount of 10%. The convertible note converts into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to 65% of the lowest per share closing price during the fifteen (15) trading days immediately following the date of the notice of conversion. As of the date of the filing of this report, only $110,000 of this note has been funded.

In October 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is due on July 15, 2019 has an original issue discount of $4,300. The convertible note converts into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to 70% of the market price which is the average of the two (2) lowest trading prices during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

In October 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on October 29, 2019 has an original issue discount of 10%. The convertible note converts into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to 70% of the average of the two lowest trading prices for the twenty (20) prior trading days including the day upon which the Notice of Conversion is received.

In October 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on October 29, 2019 has an original issue discount of 10%. The convertible note converts into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to 70% of the average of the two lowest trading prices for the twenty (20) prior trading days including the day upon which the Notice of Conversion is received.

In October 2018, the Company signed a six-month agreement for consulting services relating to developing business opportunities for the Company. The compensation for this agreement is $50,000 which is being amortized over the life of the contract.

During the month of October to the filling of this report, the Company has issued 500,000 shares of common stock for consulting services valued at $50,000.

During the month of October to the filing of this report, the Company issued 878,532 shares of common stock for conversion of financing fees valued at $55,374 which includes $40,374 of accrued interest.

During the month of October to the filing of this report, the Company issued 2,402,436 shares of common stock for conversion of convertible debt valued at $86,428 which includes $5,928 of accrued interest.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the nine months ended September 30, 2018 and 2017 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our PHZIO platform completely disrupts the current in-clinic business model of the $30 billion PT industry and the $8 billion corporate wellness industires. Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current access to PT clinics. eWellness’ underlying technology platform is complex, deeply integrated and purpose-built over the past four years for the evolving PT marketplace. eWellness’ PHZIO platform is highly scalable and can support substantial growth of third party licensees. eWellness’ PHZIO platform provides for broad interconnectivity between PT practitioners and their patients, uniquely positioning the Company as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

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

Plan of Operations

Based upon a business marketing pivot during the summer of 2018, our current business model is to provision our PHZIO platform to any physical therapy clinic in the U.S. and or have large-scale employers use our digital PHZIO platform as a workers’ compensation physical therapy program. We have created a strong path to lowering the spending on workman’s compensation claims through the utilization of our PHZIO digital PT treatment platform. Our PHZIO platform has been developed to significantly support us in becoming the leader in the new industry of digital telehealth physical therapy (“dPT”). Our focus is to highlight that a majority of all future PT treatments can be accomplished with a smart phone. This new digital adoption will lower patient treatment costs, expand patient treatment access and improve patient compliance. Our PHZIO platform allows patients and PT’s to cut the cord from the old-school, wait in line, brick and mortar clinical experience to an immediate response digital, in-home PT experience. 80 percent of all PT assessments and treatments can now be done on a patient’s smart phone in the privacy of their own home.

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

PHZIO Comprehensive Wellness Program Any insureds may, after an in-home or in-office PT assessment, enroll in a 6-month comprehensive wellness program. The top line wellness goals of our PHZIO wellness exercise program is to graduate at least 60% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a two-inch reduction in waist size, weight loss of at least 10 pounds, significant overall improvement in balance, coordination, flexibility, strength and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS) which indicates improved functional activity levels due to reduced low back, knee and hip pain.

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

Results of Operations for the three and nine months ended September 30, 2018 and 2017

REVENUE: We had no revenues from operations during the nine months ended September 30, 2018 and 2017. We expect to generate revenues during the first quarter of 2019.

OPERATING EXPENSES: Total operating expenses decreased to $2,475,910 for the nine months ended September 30, 2018 from $2,578,690 for the nine months ended September 30, 2017. The decrease resulted from a reduction in consultant expense. Total operating expenses increased to $831,621 for the three months ended September 30, 2018 from $639,780 for the three months ended September 30, 2017. The increase resulted from increases in consultant and travel expense.

NET LOSS: The Company incurred a net loss of $2,699,441 for the nine months ended September 30, 2018, compared with a net income of $493,566 for the nine months ended September 30, 2017. The significant decrease from income to loss was the result of a decrease in the revaluation of the derivative liabilities for the convertible debt and warrants totaling $3,122,491 and an increase in interest expense. For the three months ended September 30, 2018, the Company incurred a loss $1,092,162 compared with a loss of $1,779,804 for the three months ended September 30, 2017. The decrease in the loss was the result of a decrease in the revaluation of the derivative liabilities for the convertible debt and warrants totaling $883,628 offset by a slight increase in interest expense.

Liquidity and Capital Resources

As of September 30, 2018, we had negative working capital of $3,348,043 compared to negative working capital of $3,648,264 as of December 31, 2017. The decrease resulted from a decrease in the derivative liability and reduction of short term note payable. Cash used in operations was $820,315 and $778,074 for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in operations was because of the relative changes in the assets and liabilities and derivative liability. Cash used in investing activities was $2,037 and $2,910 for the nine months ended September 30, 2018 and 2017, respectively. Cash flows provided by financing activities were $843,145 and $781,425 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in cash flows from financing activities was an increase in the issuance of convertible debt for cash. The cash balance as of September 30, 2018 was $27,675.

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

Capital Expenditure Plan

During the three months ended September 30, 2018, we raised $374,500, less $64,600 for debt issuance costs, in equity and debt capital and we may require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

On June 20, 2018, a settlement agreement was signed between the Company and holder of the note payable with the following terms for the cancellation of the note payable, accrued interest and warrants:

○	The Company will issue 2,709,444 shares of commons stock that is immediately tradeable under Securities and Exchange Commission Rule 144, but subject to a daily trading limit of 25,000 shares per day;
○	The Company will issue 1,290,556 shares of common stock that shall be subject to a 180-day holding period and are also subject to a daily trading limit of 25,000 shares per day;
○	The holder of the note payable shall bear all fees and expenses, including attorneys’ fees, associated with the transfer and trading of the Company’s shares;
○	Beyond issuing the shares noted above, the Company shall not take any additional action that would cause the note holder to incur tax consequence from the transfer or would affect the note holder’s tax consequences in any way.

The Company issued the 4,000,000 shares of common stock on June 20, 2018. At September 30, 2018, the Company had no indebtedness to this holder of the note payable principal or accrued interest.

In January 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. During the third quarter ended September 30, 2018, the note, which was due on October 12, 2018, and accrued interest totaling $4,489 was fully converted into 2,412,827 shares of common stock at a price of $.04745 per share.

In January 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. During the third quarter ended September 30, 2018, the note, which was due on October 30, 2018, and accrued interest totaling $4,980 was fully converted into 1,630,799 shares of common stock at prices ranging from $.0583 to $.0603.

In February 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. During the third quarter ended September 30, 2018, the note, which was due on November 30, 2018, and accrued interest totaling $3,480 was fully converted into 1,309,799 shares of common stock at prices ranging from $.0487 to $.0532.

In March 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. As of June 30, 2018, the institutional investor exercised its MFN provision in Paragraph 4a increasing the OID from the stated in the note from 10% to 15% thus increasing the amount owed to $80,500. The note, which is due on December 5, 2018, has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the average of the three daily VWAPs for the trading price for the twenty (20) trading days before the 181st calendar date of the note or the ten (10) trading days if after the 181st calendar day of the note. During the nine months ended September 30, 2018, the Company recognized interest expense of $4,409.

In March 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. During the third quarter ended September 30, 2018, the note, which was due on December 30, 2018, and accrued interest totaling $3,780 was fully converted into 1,877,796 shares of common stock at prices ranging from $.0382 to $.0437.

In May 2018, the Company executed an 8% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $125,000. The note, which is due on May 10, 2019, has an original issue discount of $3,750. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock at a price equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180th calendar day after the Original Issue Date. During the nine months ended September 30, 2018, the Company recognized interest expense of $3,890.

In May 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $51,750. The note, which is due on March 1, 2019, has an original issue discount of $6,750. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) the fixed conversion price of $0.20 or (ii) 75% of the VWAP for the trading price for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180th calendar day after the Original Issue Date. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,178.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $56,500. The note, which is due on April 17, 2019 has an original issue discount of $6,500. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 100,000 shares of common stock valued at $8,000 upon the execution of this note. During the nine months ended September 30, 2018, the Company recognized interest expense of $1,282.

In July 2018, the Company executed an 3% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $180,000 for funding in three tranches. The note, which is due twelve months from the date of each individual tranche, has an original issue discount of $10,000 per tranche. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to 75% of the market price which is lowest trading price during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The trading price is the lesser of: (i) lowest traded price or (ii) the lowest closing bid price on the OTCQB. The first tranche of $60,000 was received in the month of July and second tranche of $30,000 was received in the month of August. During the nine months ended September 30, 2018, the Company recognized interest expense of $422.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $28,250. The note, which is due on April 17, 2019 has an original issue discount of $3,250. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 50,000 shares of common stock valued at $4,000 upon the execution of this note. During the nine months ended September 30, 2018, the Company recognized interest expense of $641.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $80,500. The note, which is due on April 30, 2019 has an original issue discount of $10,500. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the nine months ended September 30, 2018, the Company recognized interest expense of $2,435.

In July 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $60,950. The note, which is due on April 30, 2019 has an original issue discount of $7,950. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the nine months ended September 30, 2018, the Company recognized interest expense of $1,803.

In August 2018, the Company executed an 12% Fixed Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on June 30, 2019 has an original issue discount of $5,300. The convertible notes convert into common stock of the Company at conversion price into which any principal amount and interest (including any default interest) under the notes shall be convertible into shares of common stock shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the nine months ended September 30, 2018, the Company recognized interest expense of $575.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the nine months ended September 30, 2018, the Company issued a total of 26,598,252 shares of common stock per debt conversion of convertible notes dated April, July, September and December 2017 and January, February and March 2018. The total of the debt conversion was $1,190,189 which includes $163,157 of accrued interest.

During the nine months ended September 30, 2018, the Company issued 3,875,000 shares of common stock for marketing and consulting services valued at $329,565.

During the nine months ended September 30, 2018, the Company issued 4,000,000 shares of common stock for settlement of a complaint filed in the United States Federal District Count (see Footnote 4). The debt settled totaled $236,868 which includes $56,817 of accrued interest.

During the nine months ended September 30, 2018, the Company issued 1,550,331 shares of common stock for financing fees for convertible debt issued. These shares were valued at $72,000.

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: November 13, 2018
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	November 13, 2018
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	November 13, 2018
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	November 13, 2018
Brandon Rowberry

/s/ Douglas Cole	Director	November 13, 2018
Douglas Cole

/s/ Curtis Hollister	Director	November 13, 2018
Curtis Hollister

/s/ Douglas MacLellan	Director	November 13, 2018
Douglas MacLellan

/s/ Rochelle Pleskow	Director	November 13, 2018
Rochelle Pleskow

