Form 10-K
period 2018-12-31
eWELLNESS HEALTHCARE Corp
filed 2019-03-27
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [  ] No [X]

The aggregate market value of the 131,508,839 voting and non-voting common equity held by non-affiliates on June 29, 2018 (the last trading date in June 2018) computed by reference to the closing price of $.089 on such date or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,704,287.

The number of shares of Common stock, $0.001 par value, outstanding on March 25, 2019 is 217,189,636.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2018

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

Our PHZIO platform has been developed to significantly support us in becoming the leader in the new industry of digital telehealth physical therapy (“dPT”). Our focus is to highlight that many of all future PT treatments can be accomplished with a smart phone. This new digital adoption will lower patient treatment costs, expand patient treatment access and improve patient compliance. Our PHZIO platform allows patients and PT’s to cut the cord from the old-school, wait in line, brick and mortar clinical experience to an immediate response digital, in-home PT experience. 80% of all PT assessments and treatments can now be done on a patient’s smart phone in the privacy of their own home. Digital PT is clearly the next upgrade the industry needs to make.

Our PHZIO platform completely disrupts the current in-clinic business model of the $30 billion PT industry and the $8 billion corporate wellness industries. Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current access to PT clinics. eWellness’ underlying technology platform is complex, deeply integrated and purpose-built over the past four years for the evolving PT marketplace. eWellness’ PHZIO platform is highly scalable and can support substantial growth of third-party licensees. eWellness’ PHZIO platform provides for broad interconnectivity between PT practitioners and their patients, uniquely positioning the Company as a focal point in the rapidly evolving PT industry to introduce innovative, technology- based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

PHZIO re-defines the way PT can be delivered. PHZIO is the first real-time remote monitored one-to-many PT platform for home use. Due to the real-time patient monitoring feature, the PHZIO platform is insurance reimbursable by payers such as Anthem Blue Cross and Blue Shield.

Los Angeles Sales & Marketing Office: The Company opened its first sales and marketing office in Playa Vista, California in May 2017 to accelerate the adoption of PHZIO and the other new digital telehealth tools to patients, physicians and PT’s in California. The company has also hired sales and marketing professional consultants to manage the new silos of business development.

eWellness will initially rollout these new telehealth solutions within California, New Jersey, Georgia, Tennessee, Arizona and Canada, with plans to expand nationally over the next twelve months. With these new telehealth tools, eWellness will engage with the “At-Home” Physical Therapy treatment market. This market involves physical therapy practitioners treating patients in their home instead of a clinic. The “At-Home” market model when combined with PHZIO offers patients and practitioners a means to receive and deliver PT services without having to leave work during normal business hours. Patients can receive physical therapy services at almost any hour of the day. A model that is not currently employed within traditional clinical settings.

The Company has created a strong path to initial revenue generation and substantial sales growth through executing on our Workers Compensation Sales Funnel. Our Workman’s Compensation Sales Funnel currently includes 101 companies. Starting in the Summer of 2018 we pivoted our sales process to focus on the workman’s compensation PT industry. We are pitching to 12 separate industry silos of potential business within the 101 workman’s compensation sales funnel prospects. Multiple agreements are anticipated to be executed from our workman’s compensation sales funnel through the middle of 2019 and beyond.

Based upon a business marketing pivot during the summer of 2018, our current business model is to provision our PHZIO platform to any customer of workers compensation third party administrators (TPA’s), physical therapy clinic in the U.S. and or have large-scale employers use our digital PHZIO platform as a workers’ compensation physical therapy program. We have created a strong path to lowering the spending on workman’s compensation claims through the utilization of our PHZIO digital PT treatment platform.

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

The PHZIO Solution: A New PT Delivery System

●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs: PTs can evaluate and screen patients and calculate joint angles using drawing tool

●	First real-time remote monitored one-to-many PT treatment platform for home use;

●	Ability for PTs to observe multiple patients simultaneously in real-time;

●	Solves what has been a structural problem and limitation in post-acute care practice growth.

●	PT practices can experience 20% higher adherence and compliance rates versus industry standards; and

●	Tracking to 30% increase in net income for a PT practice.

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

Our PHZIO platform, which includes design, testing, exercise intervention, follow-up, and exercise demonstration, has been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had enormous success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He can recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

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

Our underlying technology platform is complex, deeply integrated and purpose-built over the three years for the evolving physical therapy marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third-party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

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

Before even launching, we have received a high indication of interest in our service. We think the demand is warranted but recognize, that in the preliminary stages of our services, we may experience bottlenecks in our ability to meet the demand for the service. Under this type of environment, it is critical to maintain awareness of the Company’s operational budget goals and how they are being met in our attempts to address demand. Regardless of our growth pace, it is critical to shareholder value that we are mindful of our operational spending.

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

Our underlying technology platform is complex, deeply integrated and purpose-built for the evolving PT marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third-party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

Background on our PHZIO Technology

The Company’s Chief Technology Officer (“CTO”), Curtis Hollister, oversees the operational aspects of the PHZIO platform via a team located in Ottawa, Canada. The below noted chart contains information on our PHZIO System.

IP and Licensing

We have licensed our telemedicine platform from Bistromatics Inc., a company owned by our CTO, for perpetuity for any telemedicine application in any market worldwide. The below noted chart highlights what we have built to date.

Recent Developments

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc. (the “Bistromatics Agreement”), a Company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics will provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company has agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. When, and if, Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee will be $100,000. Bistromatics will have the ability to convert any outstanding amounts that fall in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher. Bistromatics will also have the right to appoint 40% of the directors.

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

Advisory Agreement with Fintech Global Consultants

On March 16, 2018, the Company as signed an Advisory Agreement with Fintech Global Consultants [“FGC” http://f-g-c.com] to assist the Company in completing blockchain adaptation across the $30 billion physical therapy and $8 billion wellness markets with new advanced health tech tools. We believe that out implementation of the new blockchain technology for the Company’s PHZIO digital treatment platform and our other new health tech tools may have a beneficial impact on patient care beginning in the third quarter of 2019. The Company has hired a leading international blockchain advisory firm to further our state of the art PHZIO digital telehealth platform. We believe that by being blockchain enabled, our patients will have more convenient access to wellness services, seamless storage and access to HIPPA compliant medical records and simplified insurance reimbursement. In addition, FGC will assist the Company in its planned Initial Coin Offering of up to a $10 million non-dilutive funding that we believe will help in the implementation and acceleration of PHZIO’s expansion on a national basis during the next twelve months.

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

Our Cloud-based PHZIO System Design. Our CTO is currently a principal shareholder and operator of two video content platform-based businesses in Ottawa, Canada that have built and own the intellectual property for various global corporate and governmental projects having similar requirements as ours. Not only will his experience stand to significantly shorten our path to service activation of our own program, but his industry contacts will provide immediate access to valuable resources. Because of this access, initially all system maintenance, updates and upgrades of our PHZIO platform will be made by him and a readily available team of independent freelance consultants in Ottawa. Additionally, through his ownership in these video content platform businesses, the Company did enter into an agreement with one of them to secure the rights to intellectual property completing approximately 100% of the Company’s systems requirements at a total cost of $20,000. Our platform was built based on the Zendesk® highly-scalable customer service application platform. Currently, all system maintenance, updates and upgrades will be made by our CTO’s team in Ottawa.

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

REGULATIONS AND HEALTHCARE REFORM

Numerous federal, state and local regulations regulate healthcare services and those who provide them. Some states into which we may expand have laws requiring facilities employing health professionals and providing health-related services to be licensed and, in some cases, to obtain a certificate of need (that is, demonstrating to a state regulatory authority the need for, and financial feasibility of, new facilities or the commencement of new healthcare services). Only one of the states in which we intend to roll out our services requires a certificate of need for the operation of our physical therapy business functions. Our therapists, however, are required to be licensed, as determined by the state in which they provide services. Failure to obtain or maintain any required certificates, approvals or licenses could have a material adverse effect on our business, financial condition and results of operations.

State Legislation

Insurance reimbursement for our PHZIO services is likely to improve in 2019 and beyond based upon current draft legislation in Congress that seeks to significantly expand Medicare’s reimbursement for telemedicine services including for physical therapy. If passed, this legislation would drive private healthcare insurers to also reimburse for physical therapy associated with telemedicine. We have received authorization from the California State Board of Physical Therapy (“CSBPT”) that we could operate our PHZIO platform and bill patients’ insurance within the Association’s rules in the state of California.

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

On January 17, 2018 an amendment (“SB 1315”) to the New Jersey Physical Therapy Licensing Act of 1983 (“PT Licensing Act”), became effective. This law expands the scope of practice of PTs to include identification of balance disorders; wound debridement and care; utilization review; screening, examination, evaluation, and application of interventions for the promotion, improvement, and maintenance of fitness, health, wellness, and prevention services in populations of all ages exclusively related to physical therapy practice.

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

Employees

At the year ended December 31, 2018, we had 2 employees and various consultants. We utilize the services of consultants for safety testing, regulatory and legal compliance and other services.

Legal Proceedings

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

On June 20, 2018, a settlement agreement was signed between the Company and holder of the note payable with the following terms for the cancellation of the note payable, accrued interest and all warrants granted relating to the various notes:

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

The Company issued the 4,000,000 shares of common stock on June 20, 2018. At December 31, 2018, the Company had no indebtedness to this holder of the note payable of principal or accrued interest or exercisable warrants relating to the note.

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

The audited financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that to continue as a going concern we will need approximately $500,000 per year simply to cover the administrative, legal and accounting fees. We plan to fund these expenses primarily through cash flow, the sale of restricted shares of our common stock and the issuance of convertible notes.

Based on our financial statements for the years ended December 31, 2018 and 2017, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

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

To date, our operations have been funded entirely from the proceeds from equity and debt financings or loans from our management. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $1.5 million during the next twelve months to fulfill our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labeling” strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

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

We are an early stage company pursuing a relatively new business model in an emerging and rapidly evolving market, which makes it difficult to evaluate our future prospects.

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

Risks Related to our Platform and our Business

Our Platform may not be accepted in the marketplace.

Uncertainty exists as to whether our Platform will be accepted by the market without additional widespread PT or patient acceptance. Several factors may limit the market acceptance of our Platform, including the availability of alternative products and services as well as the price of our Platform services relative to alternative products. There is a risk that PT or patient acceptance will be encouraged to continue to use other products and/or methods instead of ours. We are assuming that, notwithstanding the fact that our Platform is new in the market, PT or patient acceptance will elect to use our Platform because it will permit to safe valuable PT’s time.

PT or patient needs to be persuaded that our Platform service is justified for the anticipated benefit, but there is no assurance that enough numbers of patients will be convinced to enable a successful market to develop for our Platform.

Our revenues will be dependent upon acceptance of our Platform product by the market. The failure of such acceptance will cause us to curtail or cease operations.

Our revenues are expected to come from our Platform. As a result, we will continue to incur operating losses until such time as revenues reach a mature level and we are able to generate enough revenues from our Platform to meet our operating expenses. There can be no assurance that PTs or patients will adopt our Platform. If we are not able to market and significantly increase the number of PTs or patients that use our Platform, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

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

Our success depends on the efficient and uninterrupted operation of our servers and communications systems. A failure of our network or data gathering procedures could impede services and could result in the loss of PT and patients. While our operations will have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a server failure, we could be required to transfer our client data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients.

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

We expect to incur expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal controls over financial reporting. If our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

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

Substantially all revenues are anticipated to be derived from private third-party PT clinics that gain their revenue to pay our licensing fees from insurance payers. Initiatives undertaken by industry and government to contain healthcare costs affect the profitability of our licensee clinics. These payers attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursement for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts paid for services, our profit margins may decline, or we may lose PT licensees if they choose not to renew our contracts with these insurers at lower rates. In addition, in certain geographical areas, our operations may be approved as providers by key health maintenance organizations and preferred provider plans; failure to obtain or maintain these approvals would adversely affect our financial results. Although we created a business plan that will enable us to achieve revenue based on current reimbursement policies, if our belief that the insurance industry is poised for change, to offer more reimbursement for the services we seek to provide is not realized, we may not achieve the success we predict and we may not be able to carry out all the plans we disclose herein related to telemedicine. Ultimately, a shift in thinking and a willingness to adapt to new physical therapy telemedicine services and reimbursement thereof by healthcare providers is needed for the successful integration of our PHZIO telemedicine platform in mainstream healthcare environments.

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

Our revenues may fluctuate due to weather

We anticipate having a considerable number of PT licensees in locations in states that normally experience snow and ice during the winter months. Also, a considerable number of our clinics may be in states along the Gulf Coast and Atlantic Coast, which are subject to periodic winter storms, hurricanes and other severe storm systems. Periods of severe weather may cause physical damage to our facilities or prevent our staff or patients from traveling to our clinics, which may cause a decrease in our future net operating revenues.

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

Certain of our internal controls, particularly as they relate to billings and cash collections, are largely decentralized at our clinic locations

Our future PT licensees’ operations are largely decentralized and certain of our internal controls, particularly the processing of billings and cash collections, occur at the clinic level. Taken as a whole, we believe our future internal controls for these functions at our PT licensees’ clinical facilities will be adequate. Our controls for billing and collections largely depend on compliance with our written policies and procedures and separation of functions among clinic personnel. We also intend to maintain corporate level controls, including an audit compliance program, that are intended to mitigate and detect any potential deficiencies in internal controls at the clinic level. The effectiveness of these controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the level of compliance with our policies and procedures deteriorates.

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

We are subject to the Stark Law, which may result in significant penalties

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities and believe that our operations are in compliance with the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

We incur significant costs as a result of operating as a public company and our management will have to devote substantial time to public company compliance obligations

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission (“SEC”), and the stock exchange, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance requirements and any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. Moreover, these rules and regulations, along with compliance with accounting principles and regulatory interpretations of such principles, have increased and will continue to increase our legal, accounting and financial compliance costs and have made and will continue to make some activities more time consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees, or as executive officers. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting and financial knowledge. We estimate the additional costs we expect to incur as a result of being a public company to be up to $500,000 annually.

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

Our share price could be volatile, and our trading volume may fluctuate substantially.

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

We are authorized to issue 400,000,000 shares of common stock, $0.001 par value per share. As of March 25, 2019, there were 217,189,636 shares of common stock issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

Our Articles of Incorporation authorizes 20,000,000 shares of preferred stock, $0.001 par value per share of which zero are outstanding. The Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

Provisions in our articles of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our board of directors to issue up to ten million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

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

Sales of the shares of our common stock issuable upon exercise of warrants and upon conversion of our convertible securities, would likely have a depressive effect on the market price of our common stock. Further, the existence of, and/or potential exercise or conversion of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they “over hang” the market currently. As a result, the terms on which we may obtain additional financing during the period any of these warrants or convertible securities remain outstanding may be adversely affected by the existence of such warrants and convertible securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate office is in Culver City, California. The Company leased space for $500 per month from Evolution Physical Therapy, a company previously owned by our CEO. The Company terminated the use of this space in September 2018. (See “Certain Relationships and Related Transactions” below). In addition, from April 2017 until February 2018, the Company rented facilities in Los Angeles, California for $1,200 per month from a third-party agency. Since September 2018, the Company has been renting studio space for $1,850 per month from a third-party agency.

ITEM 3. LEGAL PROCEEDINGS

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

On June 20, 2018, a settlement agreement was signed between the Company and holder of the note payable with the following terms for the cancellation of the note payable, accrued interest and all warrants granted relating to the note:

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

The Company issued the 4,000,000 shares of common stock on June 20, 2018. At December 31, 2018, the Company had no indebtedness to this holder of the note payable principal, accrued interest or any warrants issued in relation to the notes.

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

	Price Range
Period	High	Low
Year Ended December 31, 2018:
First Quarter	$0.08	$0.07
Second Quarter	$0.10	$0.09
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.21	$0.18
Year Ending December 31, 2019:
First Quarter	$0.26	$0.11

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

Record Holders. As of March 25, 2019, we had 217,189,636 shares of $0.001 par value common stock issued and outstanding held by 160 shareholders of record.

As of March 20, 2019, there are 6,568,179 outstanding options and/or warrants to purchase common equity of the Company with exercise prices.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The 2018 Equity Incentive Plan

On January 2, 2018, the Board of Directors approved the 2018 Equity Incentive Plan pursuant to which officers, directors and certain consultants will be eligible to be issued shares of common stock upon authorization by the Board. The maximum number of shares reserved and available for issuance is 20,000,000 shares of common stock. On November 1, 2018, the Company issued 17,400,000 shares to officers, directors and certain consultants under this plan. The value of the shares was $1,566,000 of which $1,215,912 was recorded as reduction to contributed capital.  The full text of this plan is attached as Exhibit 10.25.

The 2015 Stock Option Plan

On July 31, 2015, the Board of Directors approved the 2015 Stock Option Plan, pursuant to which certain directors, officers, employees and consultants will be eligible for certain stock options and grants. The Plan is effective as of August 1, 2015 and the maximum number of shares reserved and available for granting awards under the Plan shall be an aggregate of 3,000,000 shares of common stock, provided however that on each January 1, starting with January 1, 2016, an additional number of shares equal to the lesser of (A) 2% of the outstanding number of shares (on a fully-diluted basis) on the immediately preceding December 31 and (B) such lower number of shares as may be determined by the Board or committee charged with administering the plan. This plan may be amended at any time by the Board or appointed plan Committee. At the year ended December 31, 2018, there were 2,850,000 stock options outstanding at an exercise price of $.80.

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

Sales of Unregistered Securities in 2018:

In June 2018, the Company executed an Equity Purchase Agreement with an institutional investor within which the investor agrees to purchase up to $1,500,000 of the Company’s common stock, par value $0.001. As an inducement to the investor to enter into the agreement, the Company issued 1,000,000 restricted shares of common stock to the investor valued at $70,000.

During the year ended December 31, 2018, the Company issued 4,000,000 shares of common stock for settlement of a complaint filed in the United States Federal District Count (see Footnote 7). The debt settled totaled $236,869 which includes $56,817 of accrued interest.

During the year ended December 31, 2018, the Company issued 5,300,000 shares of common stock for consulting services for a value of $512,115.

During the year ended December 31, 2018, the Company issued 2,600,000 shares of common stock for consulting services. The weighted average price of these shares was $.10. The value of these shares is $239,300 and is being amortized over the life of the contracts ranging from six to twelve months.

During the year ended December 31, 2018, the Company issued 31,285,678 shares of common stock for debt conversion. The total debt conversion was $1,284,582 principal and $172,200 of accrued interest.

During the year ended December 31, 2018, the Company issued 2,468,867 shares of common stock for financing costs relating to convertible debt. The value of the financing costs was $127,374.

During the year ended December 31, 2018, the Company issued 17,400,000 shares of common stock to officers, directors and consultants per the eWellness Healthcare Corporation 2018 Equity Incentive Plan adopted on January 2, 2018. The value of the shares issued was $1,566,000, of which $1,215,912 was recorded as a reduction of contributed capital.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2018 and 2076 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

eWellness has developed a unique telemedicine platform that offers Distance Monitored Physical Therapy Program (“PHZIO program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Results of Operations of eWellness for the Twelve-month Period Ended December 31, 2018 vs. 2017

REVENUES: eWellness has reported $0 revenues from operations for the years ended December 31, 2018 and December 31, 2017. We anticipate the beginning of revenue generation by the third quarter of 2019.

OPERATING EXPENSES: Total operating expenses increased to $3,695,069 for the year ended December 31, 2018 from $3,348,781 for the year ended December 31, 2017. The increase is a result of increases in the value of stock issued to directors, financing fees, travel and meal expenses.

NET LOSS: The Company incurred a net loss of $4,451,462 for the year ended December 31, 2018, compared with a net loss of $1,032,891 for the year ended December 31, 2017, which reflects an increase of $3,418,571. The increase is primarily because of an increase of general and administrative expenses (outlined above) of $355,630 increase in interest expense of $229,482 and a reduction of gain on derivative liability of $2,950,716.

Liquidity and Capital Resources

As of December 31, 2018, we had negative working capital of $4,006,081 compared to negative working capital of $3,468,264 as of December 31, 2017. The main portion of the negative working capital increase is because the increase in related party accounts payable and increases in accrued expenses – related party. Cash flows provided by financing activities were $1,678,895 and $946,900 for the years ended December 31, 2018 and December 31, 2017, respectively. The increase in cash flows from financing activities was from the issuance of convertible debt for cash. The cash balance as of December 31, 2018 was $383,335.

For the year ended December 31, 2018, there was a negative cash flows from operations of $1,288,209 compared to a negative cash flows from operations of $951,103 for the year ended December 31, 2017. This is primarily due to increases in accounts payable and. We are seeking financing in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

On March 1, 2017, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-twenty (1:20) basis, which Reverse Split was to be initiated within 180 days from March 1, 2017. On August 8, 2017, our Board of Directors approved the one-for-twelve (1:12) Reverse Split and filed the requisite application with FINRA. Since there was no assurance that up listing on the NASDAQ would be achieved, the Company informed FINRA that it was withdrawing the application and canceling the pending 1:12 Reverse Split.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-23 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eWellness Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of eWellness Healthcare Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to earn revenue, has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Haynie & Company

Salt Lake City, Utah

March 27, 2019

We have served as the Company’s auditor since 2016

eWELLNESS HEALTHCARE CORPORATION

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$383,335	$6,882
Prepaid expenses	95,508	179,827

Total current assets	478,843	186,709

Property & equipment, net	14,092	5,021
Intangible assets, net	11,000	13,954

TOTAL ASSETS	$503,935	$205,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$236,741	$345,956
Accounts payable - related party	684,173	351,511
Accrued expenses - related party	214,076	210,828
Accrued compensation	1,113,470	1,071,369
Contingent liability	90,000	90,000
Convertible debt, net of discount	562,362	444,680
Derivative liability	1,584,102	1,140,578
Short term notes and liabilities	-	180,051

Total current liabilities	4,484,924	3,834,973

Total Liabilities	4,484,924	3,834,973

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 206,406,951 and 142,352,406 issued and outstanding, respectively	206,407	142,352
Additional paid in capital	17,213,838	13,178,131
Accumulated deficit	(21,401,234)	(16,949,772)

Total Stockholders’ Deficit	(3,980,989)	(3,629,289)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$503,935	$205,684

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2018	December 31, 2017

OPERATING EXPENSES
Executive compensation	$408,000	$408,000
General and administrative	1,156,938	801,308
Professional fees	2,130,131	2,139,473

Total Operating Expenses	3,695,069	3,348,781

Loss from Operations	(3,695,069)	(3,348,781)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	159,479	-
Gain (loss) on derivative liability	(178,938)	2,771,778
Foreign exchange rate	12,598	60,972
Loss on disposal of asset	(2,134)	-
Interest expense	(745,542)	(516,060)

Net Loss before Income Taxes	(4,449,606)	(1,032,091)

Income tax expense	(1,856)	(800)

Net Loss	$(4,451,462)	$(1,032,891)

Basic and diluted (loss) per common share	$(0.03)	$(0.01)

Weighted average shares outstanding	168,705,751	108,864,680

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Shares		Common Shares		Shares to	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	be issued	Capital	Deficit	Deficit

Balance at December 31, 2016	-	$-	51,434,307	$51,435	$110,740	$5,757,205	$(15,916,881)	$(9,997,501)

Contributed services	-	-	-	-	-	222,000	-	222,000
Option expense	-	-	-	-	-	434,376	-	434,376
Warrants issued with debt	-	-	-	-	-	89,890	-	89,890
Shares issued for AP conversions	-	-	27,680,899	27,681	(84,000)	281,319	-	225,000
Shares issued for debt conversion	-	-	55,534,548	53,534	(8,240)	5,529,185	-	5,574,479
Shares issued for prepaid services	-	-	5,025,000	5,025	(18,500)	402,975	-	389,500
Shares issued for services	-	-	3,340,577	3,341	-	352,539	-	355,880
Shares issued for warrants exercised	-	-	1,336,075	1,336	-	108,642	-	109,978
Net loss	-	-	-	-	-	-	(1,032,891)	(1,032,891)

Balance at December 31, 2017	-	$-	142,352,406	$142,352	$-	$13,178,131	$(16,949,772)	$(3,629,289)

Contributed services	-	-	-	-	-	220,500	-	220,500
Option expense	-	-	-	-	-	467,938	-	467,938
Shares issued to officers, directors and consultants	-	-	17,400,000	17,400	-	332,688	-	350,088
Shares issued for contribution	-	-	1,000,000	1,000	-	69,000	-	70,000
Shares issued for debt conversion	-	-	35,285,678	35,286	-	2,077,161	-	2,112,447
Shares issued for prepaid services	-	-	2,600,000	2,600	-	236,700	-	239,300
Shares issued for services	-	-	5,300,000	5,300	-	506,815	-	512,115
Shares issued for financing costs	-	-	2,468,867	2,469	-	124,905	-	127,374
Net loss	-	-	-	-	-	-	(4,451,462)	(4,451,462)

Balance at December 31, 2018	-	$-	206,406,951	$206,407	$-	$17,213,838	$(21,401,234)	$(3,980,989)

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities
Net loss	$(4,451,462)	$(1,032,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,982	5,123
Contributed services	220,500	222,000
Shares issued for consulting services	512,115	355,880
Shares issued for contribution	70,000	-
Shares issued for financing costs	127,374	-
Shares issued to directors and consultants	350,088	-
Options expense	467,938	434,376
Amortization of debt discount and prepaids	812,499	1,400,782
Loss on disposal of fixed assets	2,134	-
(Gain) on settlement of debt	(159,479)	-
Foreign currency exchange	(12,598)	(60,972)
(Gain) loss on derivative liability	178,938	(2,771,778)
Changes in operating assets and liabilities
Prepaid expense	22,479	(49,752)
Accounts payable and accrued expenses	130,454	111,332
Accounts payable - related party	332,661	197,029
Accrued expenses - related party	60,067	106,399
Accrued compensation	42,101	131,369

Net cash used in operating activities	(1,288,209)	(951,103)

Cash flows from investing activities
Purchase of equipment	(14,233)	(2,910)
Net cash used in investing activities	(14,233)	(2,910)

Cash flows from financing activities
Proceeds from issuance of convertible debt	1,922,600	1,107,500
Original issue discount and debt issuance costs	(242,700)	(160,600)
Payments on debt	(1,005)	-

Net cash provided by financing activities	1,678,895	946,900

Net increase (decrease) in cash	376,453	(7,113)

Cash, beginning of period	6,882	13,995

Cash, end of period	$383,335	$6,882

Supplemental Information:
Cash paid for:
Taxes	$1,856	$800
Interest Expense	$-	$-
Non-cash items:
Warrants issued with debt	$-	$89,890
Derivative liability and debt discount issued with new notes	$1,099,732	$428,250
Shares issued for debt conversion	$1,456,782	$5,528,421
Exercise of warrants	$-	$109,979
Shares issued for extinguishment of accounts payable	$-	$225,000
Shares issued to officers recorded as reduction of contributed capital	$1,215,912	-
Shares issued for prepaids	$239,300	$389,500

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

Going Concern

For the year ended December 31, 2018, the Company had no revenues. The Company has an accumulated deficit of $21,401,234 and a working capital deficit of $4,006,081. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,584,102	$-	$-	$1,584,102
Total Liabilities measured at fair value	$1,584,102	$-	$-	$1,584,102

As of December 31, 2017, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,140,578	$-	$-	$1,140,578
Total Liabilities measured at fair value	$1,140,578	$-	$-	$1,140,578

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

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2018 and 2017, there was no impairment recognized.

Intangible Assets

The Company accounts for assets that are not physical in nature as intangible assets. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Intangible assets with indefinite useful lives are reassessed each year for impairment. If an impairment has occurred, then a loss is recognized. An impairment loss is determined by subtracting the asset’s fair value from the asset’s book/carrying value. For the years ended December 21, 2018 and 2017, there was no impairment recognized.

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

Cash and Cash Equivalents

Cash and cash equivalents include all cash deposits and highly liquid financial instruments with an original maturity to the Company of three months or less. The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the periods ended December 31, 2018 and 2017, no dilutive shares are added into the loss per share calculations. While currently antidilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents

	2018	2017

Options	2,850,000	12,064,583
Warrants	3,718,179	8,753,179
Convertible Notes	25,330,273	14,579,595
	31,898,452	35,397,357

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. The Company is currently assessing the impact of this guidance on its financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 3. Property and Equipment

Property and equipment consist of computer equipment that is stated at cost $22,654 and $11,331 less accumulated depreciation of $8,562 and $6,311 for the years ended December 31, 2018 and 2017, respectively. Depreciation expense was $3,028 and $2,169 for the years ended December 31, 2018 and 2017, respectively.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets was $24,770 and $24,770 less accumulated amortization of $13,770 and $10,816 for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the amortization expense recorded was $2,954 and $2,954, respectively.

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

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018.

Net deferred tax liabilities consist of the following components as of December 31, 2018 and 2017:

	2018	2017

Deferred tax assets:
NOL carryover	$1,204,500	$1,058,800
Accrued payroll	233,800	278,600
Deferred rent	-	300
Related party accruals	143,700	-
Deferred tax liabilities
Depreciation	300	(300)
Valuation allowance	(1,582,300)	(1,337,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017 due to the following:

	2018	2017

Book loss	$(934,800)	$(268,600)
Depreciation	-	(100)
Contributed services	46,300	57,700
Meals & entertainment	4,200	3,600
Stock for prepaids	63,200	255,400
Stock for consulting	222,500	92,500
Option expense	98,300	112,900
Amortization of debt discount	107,400	108,800
Accrued payroll	8,800	34,200
Loss on conversion of debt	(159,500)	-
Loss on derivative	37,600	(720,700
Valuation allowance	506,000	324,300
	$-	$-

At December 31, 2018, the Company had net operating loss carryforwards of approximately $5,736,000 that may be offset against future taxable income from the year 2019 through 2038. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2018 and 2017, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued related to unrecognized benefits.

The tax years ended December 31, 2017, 2016 and 2015 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6. Related Party Transactions

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer (“CTO”) is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. Following an initial payment of $100,000 to cover development and compensation for the CTO, the Company is obligated to pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement established that the Company as indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2018, the Company had a payable of $682,832 due to this company.

For the first nine months of the year ended December 31, 2018, the Company rented office space from a company formerly owned by our CEO. The imputed rent expense of $500 per month for that nine months is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet. At the end of September 2018, the Company rented other office space from a third-party provider.

Throughout the year ended December 31, 2018, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of December 31, 2018 and December 31, 2017 were $3,076 and $5,828, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $211,000 and $205,000 at December 31, 2018 and December 31, 2017, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,113,470 and $1,071,369 at December 31, 2018 and December 31, 2017 respectively.

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

On June 20, 2018, a settlement agreement was signed between the Company and holder of the note payable with the following terms for the cancellation of the note payable, accrued interest and all warrants issued relating to the note:

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

The Company issued the 4,000,000 shares of common stock on June 20, 2018. At December 31, 2018, the Company had no indebtedness to this holder of the note payable principal or accrued interest.

During the years ended December 31, 2018 and 2017, the Company recognized interest expense totaling $15,183 and $32,409, respectively.

Note 8. Convertible Notes Payable

In January 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. During the year ended December 31, 2018, the note, which was due on October 12, 2018, and accrued interest totaling $4,489 was fully converted into 2,412,827 shares of common stock at a price of $.04745 per share.

In January 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. During the year ended December 31, 2018, the note, which was due on October 30, 2018, and accrued interest totaling $4,980 was fully converted into 1,630,799 shares of common stock at prices ranging from $.0583 to $.0603.

In February 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. During year ended December 31, 2018, the note, which was due on November 30, 2018, and accrued interest totaling $3,480 was fully converted into 1,309,799 shares of common stock at prices ranging from $.0487 to $.0532.

In March 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. As of June 30, 2018, the institutional investor exercised its MFN provision in Paragraph 4a increasing the OID from the stated in the note from 10% to 15% thus increasing the amount owed to $80,500. During the year ended December 31, 2018, the note, which was due on December 5, 2018, and accrued interest totaling $5,928 was fully converted into 2,402,436 shares of common stock at a price of $.036.

In March 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. During the year ended December 31, 2018, the note, which was due on December 30, 2018, and accrued interest totaling $3,780 was fully converted into 1,877,796 shares of common stock at prices ranging from $.0393 to $.0437.

In May 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $125,000. During the year ended December 31, 2018, the note, which is due on May 10, 2019, and accrued interest totaling $415 was fully converted into 1,626,268 shares of common stock at prices ranging from $.0628 to $.1032. At the year ended December 31, 2018, the Company is still liable for $5,288 of accrued interest that has not yet been converted.

In May 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $51,750. During the year ended December 31, 2018, the note, which is due on March 1, 2019, and accrued interest of $2,700 was fully converted into 658,722 shares of common stock at prices ranging from $.081 and $.085.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $56,500. The note, which is due on April 17, 2019 has an original issue discount of $6,500. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 100,000 shares of common stock valued at $8,000 upon the execution of this note. During the year ended December 31, 2018, the Company recognized interest expense of $2,991.

In July 2018, the Company executed an 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $180,000 for funding in three tranches. The note, which is due twelve months from the date of each individual tranche, has an original issue discount of $10,000 per tranche. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 75% of the market price which is lowest trading price during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The trading price is the lesser of: (i) lowest traded price or (ii) the lowest closing bid price on the OTCQB. The first tranche of $60,000 was received in the month of July and second tranche of $30,000 was received in the month of August. During the year ended December 31, 2018, the Company recognized interest expense of $1,102.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $28,250. The note, which is due on April 17, 2019 has an original issue discount of $3,250. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 50,000 shares of common stock valued at $4,000 upon the execution of this note. During the year ended December 31, 2018, the Company recognized interest expense of $1,495.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. As of September 30, 2018, the institutional investor exercised its MFN provision in Paragraph 4a increasing the OID from the stated in the note from 10% to 15% thus increasing the amount owed to $80,500. The note, which is due on April 5, 2019, has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $0.06 or (ii) 75% of the lowest per share trading price for the ten (10) trading days before the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $4,870.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $60,950. The note, which is due on April 30, 2019 has an original issue discount of $7,950. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average of the lowest (2) VWAP for the ten (10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $3,647.

In August 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on June 15, 2019 has an original issue discount of $5,300. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average of the two (2) lowest VWAP for the ten (10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $2,338.

In October 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is due on July 15, 2019 has an original issue discount of $7,300. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the variable conversion price which is 70% of the average of the two (2) lowest VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $1,291.

In October 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $165,000. The note, which is due on October 12, 2019 has an original issue discount of $15,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 65% of the lowest per share closing price during the fifteen (15) trading days immediately preceding the date of the notice of conversion. The first tranche of $110,000 was received in the month of October and the second tranche of $55,000 was received in the month of November. During the year ended December 31, 2018, the Company recognized interest expense of $2,594.

In October 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on October 29, 2019 has an original issue discount of $33,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $4,118.

In October 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on October 29, 2019 has an original issue discount of $33,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $4,118.

In November 2018, a Back-End note executed in May 2018 with an institutional investor was funded. The Back-End note is an 8% Convertible Promissory Note payable in the principal amount of $125,000. The note, which is due on May 10, 2019 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180th calendar day after the Original Issue Date. During the year ended December 31, 2018, the Company recognized interest expense of $1,123.

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

On March 1, 2017, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-twenty (1:20) basis, which Reverse Split was to be initiated within 180 days from March 1, 2017. On August 8, 2017, our Board of Directors approved the one-for-twelve (1:12) Reverse Split and filed the requisite application with FINRA. Since there can be no assurance that up listing on the NASDAQ will be achieved, the Company informed FINRA that it was withdrawing the application and canceling the pending 1:12 Reverse Split.

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. There have been no preferred shares issued as of December 31, 2018.

Common Stock

The total number of shares of common stock which the Company shall have authority to issue is 400,000,000 shares with a par value of $0.001 per share.

Debt Settlement Shares

During the year ended December 31, 2018, the Company issued 4,000,000 shares of common stock for settlement of a complaint filed in the United States Federal District Count (see Note 7). The debt settled totaled $236,869 which includes $56,817 of accrued interest.

Debt Conversion Shares

During the year ended December 31, 2018, the Company issued a total of 31,285,678 shares of common stock per debt conversion of various convertible notes (See Note 7). The total of the debt conversion was $1,284,582 principal plus $172,200 accrued interest.

During the year ended December 31, 2018, the Company issued 2,468,867 shares of common stock for financing costs relating to convertible debt. The value of the financing costs was $127,374.

Consultant Issued Shares

During the year ended December 31, 2018, the Company issued 7,900,000 shares of common stock for marketing and consulting services valued at $751,415.

Institutional Investor Shares

During the year ended December 31, 2018, the Company issued 1,000,000 shares of common stock as an inducement per an Equity Purchase Agreement with an institutional investor within which the investor agrees to purchase up to $1,500,000 of the Company’s common stock, par value $0.001. The value of these shares is $70,000.

Officers, Directors, and Consultants Shares

On January 2, 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. These shares were issued on November 1, 2018 valued at $1,566,000. Of that amount, $1,215,912 was recorded against previously contributed capital from management and members of the Board of Directors.

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

During the year ended December 31, 2018, the options authorized by the Board of Directors in December 2016 to be issued to officers, directors and certain consultants expired because of the two-year exercise date.

The following is a summary of the status of all Company’s stock options as of December 31, 2018 and changes during the periods ended on December 31, 2018 and 2017, respectively:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding at January 1, 2017	-	$-	-	$-
Granted	20,250,000	0.27	3.2	0.011
Exercised	-	-	-	-
Expired	(250,000)	1.00	-
Outstanding at December 31, 2017	20,000,000	$0.26	1.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(17,150,000)	0.17	-
Outstanding at December 31, 2018	2,850,000	0.80	2.2	$-
Options exercisable at December 31, 2018	2,850,000	$0.80	2.2	$-

The Company recognized stock option expense of $467,938 and $434,376 for the years ended December 31, 2018 and 2017, respectively.

Warrants

During the year ended December 31, 2017, the Company issued 1,300,750 warrants as part of a financing agreement at an exercise price of $.25 and an expiration date of five years.

During the year ended December 31, 2017, 1,363,277 warrants authorized by the Company as part of notes payable and financing agreements were exercised.

During the year ended December 31, 2017, 300,485 warrants authorized by the Company as part of notes payable were expired because of the three-year expiration date.

On March 21, 2018, the Board of Directors, at the request and with the approval of the investors, determined that it was in the best interests of the Company and the Investors, based upon market price and relatively limited liquidity of the shares of common stock that the Company revised the expiration date and exercise price for 417,429 unexercised warrants granted on April 9, 2015. The original expiration date of April 9, 2018 is extended to April 9, 2019. The original exercise price of $.35 is reduced to $.05. The Company recognized an incremental expense of $33,463 for the change.

During the year ended December 31, 2018, 4,975,000 warrants authorized by the Company as part of a note payable were cancelled as part of the settlement agreement with a holder of a note payable. (see Note 7)

The following is a summary of the status of the Company’s warrants as of December 31, 2018 and changes during the periods ended on December 31, 2018 and 2017, respectively:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at January 1, 2017	9,116,190	$0.21	2.9	$0.103
Granted	1,300,750	0.25	5.0	-
Exercised	(1,363,277)	0.01	-	0.178
Cancelled	(300,484)	0.35	-	-
Outstanding at December 31, 2017	8,753,179	$0.22	2.9	$0.103
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(4,975,000)	0.05	-	-
Outstanding at December 31, 2018	3,778,179	$0.48	1.4	$0.037
Warrants exercisable at December 31, 2018	3,778,179	$0.48	1.4	$0.037

For purpose of determining the fair market value of the warrants and options issued during the year ended December 31, 2018, we used the Black Scholes option valuation model. These valuations were done throughout the period at the date of issuance and not necessarily as of the reporting date. The assumptions used in the Black Scholes valuation of the date of issuance are as follows:

Stock price on the valuation date	$.20
Exercise price of warrants	$.25
Dividend yield	0.00%
Years to maturity	3
Risk free rate	2.46%
Expected volatility	113.53-229.92%

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

The Company issued the 4,000,000 shares of common stock on June 20, 2018. At December 31, 2018, the Company had no indebtedness to this holder of the note payable principal or accrued interest or warrants.

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the years ended December 31, 2018 and 2017, the Company amortized the debt discount of $511,359 and $417,546, respectively, to interest expense.

During the years ended December 31, 2018 and 2017, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at January 1, 2017	$7,363,827	$1,109,438	$8,473,265
Addition of new conversion option derivatives	304,289	123,961	428,250
Conversion of note derivatives	(4,793,036)	-	(4,793,036)
Changes in warrant derivatives	-	(109,985)	(109,985)
Change in fair value	(2,509,489)	(348,828)	(2,857,917)
Reclassification of derivative to gain on extinguishment of debt	-	-	-
Derivative liability at December 31, 2017	$365,591	$774,986	$1,140,577
Addition of new conversion option derivatives	1,243,333	-	1,243,333
Conversion of note derivatives	(429,927)	-	(429,927)
Extinguishment due to note cancellations	-	(202,610)	(202,610)
Changes in warrant derivatives	-	-	-
Change in fair value	245,568	(412,839)	(167,271)
Reclassification of derivative to gain on extinguishment of debt	-	-	-
Derivative liability at December 31, 2018	$1,424,565	$159,537	$1,584,102

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follow:

Stock price at valuation date	$.050-.202
Exercise price of warrants	$.004 -.25
Conversion rate of convertible debt	$.020 – 0.2000
Risk free interest rate	1.91%-2.63%
Stock volatility factor	101.5%-229.9%
Years to Maturity	.08 – 3
Expected dividend yield	None

Note 12. Supplemental Cash Flow Information

During the year ended December 31, 2017 the Company had the following non-cash investing and financing activities:

●	Issued 1,300,850 warrants valued at $160,257 as incentive for lenders to enter debt agreements

●	Issued 27,680,899 shares of common stock for payables conversion totaling $345,000

●	Issued 1,336,075 shares of common stock for cashless exercise of warrants

●	Issued 5,025,000 shares of common stock valued at $389,500 which was recorded as a prepaid

●	Issued 3,340,577 shares of common stock valued at $355,880 for services

●	Issued 53,534,548 shares of common stock for the extinguishment of $797,913 worth of debt and $45,192 worth of accrued interest

During the year ended December 31, 2018 the Company had the following non-cash investing and financing activities:

●	Issued 2,468,867 shares of common stock for financing costs valued at $127,374.

●	Issued 1,000,000 shares of common stock as an inducement for an Equity Purchase Agreement valued at $70,000.

●	Issued 17,400,000 shares of common stock to officers, directors and certain consultants per the 2018 Equity Incentive plan valued at $1,566,000.

●	Issued 4,000,000 shares of common stock for settlement of debt of $180,051 and accrued interest of $56,817 (see Note 7).

●	Issued 2,600,000 shares of common stock valued at $239,300 which was recorded as a prepaid.

●	Issued 5,300,000 shares of common stock valued at $512,115 for services

●	Issued 31,285,678 shares of common stock for the extinguishment of $1,284,582 worth of debt and $172,200 worth of accrued interest.

Note 13. Subsequent Events

On January 8, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date.

On January 8, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date.

On January 8, 2019, the Company executed a consulting services agreement for the development of physical therapy care delivery and the recruitment, training and evaluation of PHZIO users. The Company is to issue 1,000,000 shares of common stock equally over a two-year period. The Company will also pay the consultant a monthly fee of $5,000.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date.

On January 28, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date.

On February 1, 2019, the Company executed a six-month advisory services agreement for $2,500 per month for investor relations.

On February 7, 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consultant services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract. In addition, the Company is to issue an additional 1,000,000 shares of common stock equally over the twelve months of the contract and pay the consultant a monthly fee of $5,000.

On February 28, 2019, the Company executed advisory services agreement. The Company is to issue 50,000 shares of common stock on the first of each month for six months. In addition, the Company will also pay the advisor a monthly fee of $3,000. The Company will also pay the advisor 1.5% override on all gross revenue received by the company due to a direct introduction by the consultant to the customer providing revenue or leading to the chain of revenue source.

On February 28, 2019, the Company executed advisory services agreement. The Company is to issue 50,000 shares of common stock on the first of each month for six months. In addition, the Company will also pay the advisor a monthly fee of $3,000. The Company will also pay the advisor 1.5% override on all gross revenue received by the company due to a direct introduction by the consultant to the customer providing revenue or leading to the chain of revenue source.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in three tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date.

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 20, 2020, has an original issue discount of 10%. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date.

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date.

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over two tranches of $750,000 each; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company will issue 3,260,970 shares of restricted common stock, deemed to be returnable, on the closing date. These shares will be returned if the Company repays the note prior to the maturity date. The value of these shares is $375,012. In addition, the Company will issue 1,000,000 shares of restricted common stock as a commitment fee valued at $115,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 75% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date.

During the 1st Quarter of 2019, the Company issued 1,174,560 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $164,533.

During the 1st Quarter of 2019, the Company issued 250,000 shares of common stock to a consultant with a value of $30,750. The value of these shares is being amortized over the life of the contract.

During the 1st Quarter of 2019, the Company issued 5,097,254 shares of common stock for debt conversion totaling $347,487 which includes $329,290 principal and $17,197 accrued interest.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2018, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2018, our internal control over financial reporting was not effective:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)
Darwin Fogt	43	President, Chief Executive Officer and Member of the Board of Directors
David Markowski	57	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	63	Chairman and Secretary
Curtis Hollister	46	Chief Technology Officer and Member of the Board of Directors
Douglas Cole	63	Member of the Board of Directors
Brandon Rowberry	44	Member of the Board of Directors
Rochelle Pleskow	57	Member of the Board of Directors

Darwin Fogt, President, CEO & Director. Mr. Fogt has been CEO of eWellness Corporation since May 2013. From 2001 to 2018, he was founder, President and practicing therapist of Evolution Physical Therapy, Inc., a privately held company in Los Angeles, CA providing sports and orthopedic physical therapy services. From 2008 to 2018, Mr. Fogt was also founder and President of Bebe PT, a physical therapy practice specializing in perinatal rehabilitation and wellness. Additionally, from 2012 to 2018 Mr. Fogt was the founder and President of Evolution Fitness, a primarily cash-based fitness and rehabilitation center serving high level athletes and clients in Culver City, CA. Mr. Fogt has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. Mr. Fogt earned his B.S. in Exercise Science from the University of Southern California in 1996 and his MPT (Master of Physical Therapy) from California State University: Long Beach in 2001. He is currently working toward earning his DPT (Doctor of Physical Therapy) degree.

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

Douglas MacLellan, Chairman of the Board. Mr. MacLellan currently serves as Chairman of the Board of eWellness Corporation since May 2013. Mr. MacLellan is also an independent member of the board of directors of Oroplata Resources, Inc, (OTCQB: ORRP), a development stage Lithium mining company since October 2017 to the present. From November 2009 to December 2017, Mr. MacLellan was an independent director of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From May 2014 to October 2016, Mr. MacLellan was a member of the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. From September 1992 through April 2014, Mr. MacLellan was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continues to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm since 1992. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

Douglas Cole, Director. Mr. Cole has been a Director of the company since May 2014. From 2005 to the present, Mr. Cole has been a Partner overseeing all ongoing deal activities with Objective Equity LLC, a boutique investment bank focused on the clean tech, mining and mineral sectors. From 2002 to 2005, Mr. Cole has played various executive roles as Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB). From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1998, he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year for his work in the Starpress integration. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole obtained his BA in Social Sciences from UC Berkeley in 1978.

Brandon Rowberry, Director. Mr. Rowberry has been a Director since June 2014. He is a well-known healthcare innovation executive. From 2010 to 201, he drove enterprise-wide Innovation/Venturing for United Health Group where in 2012 they were awarded the prestigious PDMA Outstanding Corporate Innovation Award. From 2012 to present, he has also been Managing Director of 7R Ventures an investment and advisory firm. From 2005 to 2009, he was Director of Strategy & Innovation at Circuit City. From 2001 to 2005, he was a Sr. Corporate Consultant focusing on Organizational Development and Innovation at Hallmark. From 2000 to 2001, he was a Manager of Organizational Development & Innovation at Honeywell. Mr. Rowberry has also been a frequent corporate innovation guest speaker on NBC, FOX, ABC. Mr. Rowberry obtained his Master of Organizational Behavior from Marriott School of Business, BYU in 2000.

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

Rochelle Pleskow. Ms. Pleskow holds a vast knowledge base on healthcare informatics and the scaling of various technology implementations at selected large-scale technology and healthcare companies and is anticipated to be a good addition to its board of directors as the Company implements its anticipated white label program to physical therapy clinics through the U.S. marketplace.

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

ITEM 11: EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2018 and 2017, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $100,000. Prior to the Share Exchange, which closed in April 2014, we did not pay our sole officer any compensation nor did we have an employment agreement.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2018.

Option Grants

During the year ended December 31, 2018, there were no options granted.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2018 and 2017 by our executive officers. During the year ending December 31, 2018, 17,150,000 options granted to officers, directors and specific consultants in 2016 expired.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2019 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 25, 2019, we had 217,189,636 shares of common stock issued and outstanding.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class

Darwin Fogt	7,400,000	3.41%
Douglas MacLellan	7,750,000	3.57%
David Markowski	3,100,000	1.43%
Curtis Hollister	5,950,000	2.74%
Brandon Rowberry	500,000	0.23%
Doug Cole	800,000	0.37%
Rochelle Pleskow	300,000	0.14%
All officers and directors as a group	25,800,000	11.88%

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

Programming Agreement:

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. On April 1, 2017, the PC was issued 25,280,899 common shares at a cost value of $0.1068. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2018, the Company had a payable of $682,832 due to this company.

Office Space: For the first nine months of the year ended December 31, 2018, the Company rented office space from a company formerly owned by our CEO. The imputed rent expense of $500 per month for nine months is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet. At the end of September 2018, the Company rented other office space from a third-party provider.

Indebtedness of Management

No officer, director or security holder known to us beneficially owns more than 5% of our Common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2018 and 2017.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$80,000	$82,590
Audit-Related Fees	5,200	8,775
Tax Fees	-	-
All Other Fees	-	-
Total	$85,200	$91,365

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Annual Reports on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or because of, the audit or the review of interim financial statements.

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

Part IV

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Description
3.1(a)	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 4.1 to the Form 8-K/A filed on August 6, 2014)

3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.9	Securities Settlement Agreement with EWLL Acquisition Partners, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2016)

10.10	New Note Form with JEB Partners, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2016)

10.11	Services Agreement with Bistromatics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2016)

10.12	Rodney Schoemann Non-Convertible Note Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2016)

10.13	JEB Partners L.P. Convertible Note Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2017)

10.14	Debt Conversion and Subscription Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 11, 2017)

10.15	Letter Engagement Agreement with Lyons Capital, LLC (Incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on January 31, 2017)

10.16	Definitive Service Agreement dated January 24, 2017with Bistromatics, Inc., (Incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on January 31, 2017).

10.17	Securities Purchase Agreement with JEB Partners L.P. dated January 7, 2017, (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.18	Securities Purchase Agreement with Crossover Capital Fund II, LLC dated April 24, 2017, (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.19	Investment Agreement with Tangiers Global LLC dated February 10, 2017, (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.20	8% Fixed Convertible Promissory Note with Tangiers Global LLC dated February 10, 2017, (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.21	8% Fixed Convertible Promissory Note with Tangiers Global LLC dated February 10, 2017, (Incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.22	8% Fixed Convertible Promissory Note with Tangiers Global LLC dated April 11, 2017, (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.23	Form of Warrant Agreement with Tangiers Global LLC dated February 10, 2017, (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on May 8, 2017)

10.24	Registrant’s Rule 10b5-1-Equity Only, dated January 1, 2019, filed herewith.

10.25	Registrant’s 2018 Employee Incentive Plan, dated January 1, 2018, filed herewith.

10.26	Equity Purchase Agreement between the Company and Triton Funds LP, (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on July 3, 2018)

10.27	Registration Rights Agreement between the Company and Triton Funds LP, (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on July 3, 2018)

10.28	Cooperation Agreement dated September 17, 2018, between Phzio USA, Inc. and First MCO, (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on September 27, 2018)

10.29	(PHZIO Canada) Partnership Agreement with WW Canada (formally Weight Watchers) (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 15, 2019)

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: March 27, 2019
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	March 27, 2019
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	March 27, 2019
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	March 27, 2019
Brandon Rowberry

/s/ Douglas Cole	Director	March 27, 2019
Douglas Cole

/s/ Curtis Hollister	Director	March 27, 2019
Curtis Hollister

/s/ Douglas MacLellan	Director	March 27, 2019
Douglas MacLellan

/s/ Rochelle Pleskow	Director	March 27, 2019
Rochelle Pleskow

