Form 10-Q
period 2019-03-31
eWELLNESS HEALTHCARE Corp
filed 2019-05-15
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 10, 2019 was 218,965,073 shares.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$362,635	$383,335
Prepaid expenses	456,499	95,508

Total current assets	819,134	478,843

Property & equipment, net	13,726	14,092
Intangible assets, net	10,500	11,000

TOTAL ASSETS	$843,360	$503,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$267,687	$236,741
Accounts payable - related party	661,462	684,173
Accrued expenses - related party	196,000	214,076
Accrued compensation	1,060,208	1,113,470
Contingent liability	90,000	90,000
Convertible debt, net of discount	578,033	562,362
Derivative liability	1,712,709	1,584,102

Total current liabilities	4,566,099	4,484,924

LONG TERM LIABILITIES
Convertible debt, net of discount	595	-

Total long term liabilities	595	-

Total Liabilities	4,566,694	4,484,924

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 400,000,000 shares, $.001 par value, 217,339,636 and 206,406,951 issued and outstanding, respectively	217,341	206,407
Additional paid in capital	18,799,030	17,213,838
Accumulated deficit	(22,739,705)	(21,401,234)

Total Stockholders’ Deficit	(3,723,334)	(3,980,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$843,360	$503,935

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

OPERATING EXPENSES
Executive compensation	$102,000	$102,000
General and administrative	250,494	196,690
Professional fees	714,161	512,525

Total Operating Expenses	1,066,655	811,215

Loss from Operations	(1,066,655)	(811,215)

OTHER INCOME (EXPENSE)
Interest income	11	-
Gain on derivative liability	679,398	509,752
Foreign exchange rate	-	7,399
Interest expense	(951,225)	(179,909)

Net Loss before Income Taxes	(1,338,471)	(473,973)

Income tax expense	-	-

Net Loss	$(1,338,471)	$(473,973)

Basic (loss) per share	$(0.01)	$(0.00)

Weighted average shares outstanding	168,705,751	145,882,450

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(unaudited)

							Total
	Preferred Shares		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit

Balance at January 1, 2019	-	$-	206,406,951	$206,407	$17,213,838	$(21,401,234)	$(3,980,989)

Contributed services	-	-	-	-	54,000	-	54,000

Shares issued for debt conversion	-	-	5,097,255	5,098	342,389	-	347,487

Shares issued for financing costs	-	-	1,000,000	1,000	114,000	-	115,000

Shares issued for prepaid services	-	-	3,510,870	3,511	402,239	-	405,750

Shares issued for services	-	-	1,324,560	1,325	180,224	-	181,549

Derivative liability	-	-	-	-	492,340	-	492,340

Net loss	-	-	-	-	-	(1,338,471)	(1,338,471)

Balance at March 31, 2019	-	$-	217,339,636	$217,341	$18,799,030	$(22,739,705)	$(3,723,334)

	Preferred Shares		Common Shares		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit

Balance at January 1, 2018	-	$-	142,352,406	$142,352	$13,178,131	$(16,949,772)	$(3,629,289)

Contributed services	-	-	-	-	55,500	-	55,500

Option expense	-	-	-	-	108,594	-	108,594

Shares issued for debt conversion	-	-	3,945,407	3,945	209,347	-	213,292

Shares issued for prepaid services	-	-	800,000	800	103,200	-	104,000

Derivative liability					219,525		219,525

Shares issued for services	-	-	1,350,000	1,350	137,250	-	138,600

Net loss	-	-	-	-	-	(473,973)	(473,973)

Balance at March 31, 2018	-	$-	148,447,813	$148,447	$14,011,547	$(17,423,745)	$(3,263,752)

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities
Net loss	$(1,338,471)	$(473,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,407	1,459
Contributed services	54,000	55,500
Shares issued for consulting services	181,549	138,600
Shares issued for financing costs	115,000	-
Options expense	-	108,594
Amortization of debt discount and prepaids	787,515	282,025
Foreign currency exchange	-	7,399
Gain on derivative liability	(679,398)	(509,752)
Changes in operating assets and liabilities
Prepaid expense	(31,057)	(21,312)
Accounts payable and accrued expenses	49,145	36,242
Accounts payable - related party	(22,711)	91,180
Accrued expenses - related party	(18,076)	4,560
Accrued compensation	(53,262)	35,636

Net cash used in operating activities	(954,359)	(243,842)

Cash flows from investing activities
Purchase of equipment	(541)	(4,937)
Net cash used in investing activities	(541)	(4,937)

Cash flows from financing activities
Proceeds from issuance of convertible debt	1,800,600	414,550
Payments on debt	(639,550)	-
Debt Issuance Costs	(44,250)	-
Original issue discount	(182,600)	(47,555)

Net cash provided by financing activities	934,200	366,995

Net increase (decrease) in cash	(20,700)	118,216

Cash, beginning of period	383,335	6,882

Cash, end of period	$362,635	$125,098

Supplemental Information:
Cash paid for:
Taxes	$1,856	$-
Interest Expense	$275,814	$-
Non cash items:
Derivative liability and debt discount issued with new notes	$1,968,845	$219,526
Shares issued for debt conversion	$1,456,782	$213,292
Shares issued for prepaids	$239,300	$104,000

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2019

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2019. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Going Concern

For the three months ended March 31, 2019, the Company had no revenues. The Company has an accumulated loss of $22,739,705. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

Fair Value of Financial Instruments

As of March 31, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,712,709	$-	$-	$1,712,709
Total Liabilities measured at fair value	$1,712,709	$-	$-	$1,712,709

As of December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,584,102	$-	$-	$1,584,102
Total Liabilities measured at fair value	$1,584,102	$-	$-	$1,584,102

Note 3. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of March 31, 2019, the Company had a payable of $652,832 due to this company.

Throughout the period ended March 31, 2019, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of March 31, 2019 and December 31, 2018 were $0 and $3,076, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $196,000 and $211,000 at March 31, 2019 and December 31, 2018, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,060,208 and $1,113,470 at March 31, 2019 and December 31, 2018 respectively.

Note 4. Convertible Notes Payable

Quarter Ended March 31, 2019

On January 29, 2019 and February 22, 2019, the Company received the third and fourth tranches of funds relating to a note executed on July 13, 2018. The two tranches were $60,000 and $30,000 respectively.

On January 8, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transactions costs of $10,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $5,536.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

On January 8, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $5,536.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $2,998.

On January 29, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $1,725.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in three tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche was received on March 21, 2019.

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 20, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $202.

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. During the three months ended March 31, 2019, the Company accrued interest of $10.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over two tranches of $750,000 each; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company will issue 3,260,870 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company will issue 1,000,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 75% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 25, 2019. During the three months ended March 31, 2019, the Company accrued interest of $2,466.

Year Ended December 31, 2018

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

In November 2018, a Back-End note executed in May 2018 with an institutional investor was funded. The Back-End note is an 8% Convertible Promissory Note payable in the principal amount of $125,000. The note, which is due on May 10, 2019 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180thcalendar day after the Original Issue Date. During the year ended December 31, 2018, the Company recognized interest expense of $1,123.

Note 5. Equity Transactions

Common Stock

Quarter Ended March 31, 2019

On February 7, 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract

On March 22, 2019, the Company issued 3,260,870 shares of common stock to an institutional investor as part of a promissory note. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has past. The Company also issued 1,000,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

During the three months ended March 31, 2019, the Company issued 1,324,560 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $181,549.

During the three months ended March 31, 2019, the Company issued 5,097,255 shares of common stock for debt conversion totaling $347,487 which includes $329,290 principal, $17,197 accrued interest and $1,000 due diligence fee.

Quarter Ended March 31, 2018

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

In January 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants.  As of March 31, 2018, no shares were issued.

Stock Options

The following is a summary of the status of all Company’s stock options as of March 31, 2019 and changes during the three months ended on that date:

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding at December 31, 2018	2,850,000	$0.80	2.2	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2019	2,850,000	0.80	1.9	$-
Options exercisable at March 31, 2019	2,850,000	$0.80	1.9	$-

The Company recognized stock option expense of $0 and $108,494 for the three months ended March 31, 2019 and 2018, respectively.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

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

The following is a summary of the status of the Company’s warrants as of March 31, 2019 and changes during the three months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2018	3,778,179	$0.48	1.4	$0.037
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 31, 2019	3,778,179	$0.48	0.8	$0.037
Warrants exercisable at March 31, 2019	3,778,179	$0.48	0.8	$0.037

Note 6. Commitments, Contingencies

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

March 31, 2019

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

March 31, 2019

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

Note 7. Derivative Valuation

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the three months ended March 31, 2019 and 2018, the Company amortized the debt discount of $711,700 and $155,033, respectively.

During the three months ended March 31, 2019, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at December 31, 2018	$1,402,722	$181,381	$1,584,103
Addition of new conversion option derivatives	1,668,842	-	1,668,842
Conversion of note derivatives	(549,002)	-	(549,002)
Change in fair value	(938,628)	(52,606)	(991,234)
Derivative liability at December 31, 2018	$1,583,934	$128,775	$1,712,709

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

March 31, 2019

(unaudited)

Stock price at valuation date	$.114-.24
Exercise price of warrants	$.25
Conversion rate of convertible debt	$.445 – 0.126
Risk free interest rate	2.40%-2.60%
Stock volatility factor	138.1%-240.3%
Years to Maturity	.24 – 3.0
Expected dividend yield	None

Note 8. Subsequent Events

On April 1, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date.

From April 1, 2019 until the filling of this report, the Company has issued 825,437 shares of common stock per consulting agreement valued at $87,672.

On April 2, 2019, the Company issued 800,000 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

On May 6, 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three months ended March 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company has created a strong path to initial revenue generation and substantial sales growth through executing on our Workers Compensation Sales Funnel. Our Workman’s Compensation Sales Funnel currently includes 101 companies. Starting in the Summer of 2018 we pivoted our sales process to focus on the workman’s compensation PT industry. We are pitching to 12 separate industry silos of potential business within the 101 workman’s compensation sales funnel prospects. Multiple agreements are anticipated to be executed from our workman’s compensation sales funnel through 2019 and beyond.

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

Results of Operations of eWellness for the three months ended March 31, 2019 vs. 2018

REVENUES: eWellness has reported $0 revenues from operations for the three months ended March 31, 2019 and 2018. We anticipate the beginning of revenue generation by the third quarter of 2019.

OPERATING EXPENSES: Total operating expenses increased to $1,066,655 for the three months ended March 31, 2019 from $811,215 for the three months March 31, 2018. The increase is a result of increases in the value of stock issued to consultants and for financing fees and an increase in advertising and marketing offset by a decrease in stock option expenses.

NET LOSS: The Company incurred a net loss of $1,338,471 for the three months ended March 31, 2019, compared with a net loss of $473,973 for the three months ended March 31, 2018, which reflects an increase of $864,498. The increase is from increased operating expenses (outlined above) of $255,440, increase in interest expense of $771,316 offset by an increase in gain on derivative liability of $169,646.

Liquidity and Capital Resources

As of March 31, 2019, we had negative working capital of $3,746,965 compared to negative working capital of $4,006,081 as of December 31, 2018. The negative working capital improvement is because of an increase in prepaid expenses. Cash used in operations was $954,359 and $243,842 for the three months ended March 31, 2019 and 2018, respectively. The increase in cash used in operations is a result of the increased net loss and changes in operating assets and liabilities. Cash used in investing activities was $541 and $4,937 for the three months ended March 31, 2019 and 2018, respectively. Cash flows provided by financing activities were $934,200 and 366,995 for the three months ended March 31, 2019 and 2018, respectively. The increase resulted from issuance of convertible debt of $1,573,750 reduced by $639,550 payment of debt. The cash balance as of March 31, 2019 was $362,635.

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

Capital Expenditure Plan

During the three months ended March 31, 2019, we raised $1,800,600, less $236,850 for debt issuance costs, in equity and debt capital and we may require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Quarter Ended March 31, 2019

On January 29, 2019 and February 22, 2019, the Company received the third and fourth tranches of funds relating to a note executed on July 13, 2018. The two tranches were $60,000 and $30,000 respectively.

On January 8, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transactions costs of $10,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $5,536.

On January 8, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $5,536.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $2,998.

On January 29, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $1,725.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in three tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche was received on March 21, 2019.

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the three months ended March 31, 2019, the Company accrued interest of $202.

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. During the three months ended March 31, 2019, the Company accrued interest of $10.

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over two tranches of $750,000 each; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company will issue 3,260,870 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company will issue 1,000,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 75% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 25, 2019. During the three months ended March 31, 2019, the Company accrued interest of $2,466.

Year Ended December 31, 2018

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

In November 2018, a Back-End note executed in May 2018 with an institutional investor was funded. The Back-End note is an 8% Convertible Promissory Note payable in the principal amount of $125,000. The note, which is due on May 10, 2019 has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180thcalendar day after the Original Issue Date. During the year ended December 31, 2018, the Company recognized interest expense of $1,123.

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Quarter Ended March 31, 2019

In February 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract

In March 2019, the Company issued 3,260,870 shares of common stock to an institutional investor as part of a promissory note. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has past. The Company also issued 1,000,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

During the three months ended March 31, 2019, the Company issued 1,324,560 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $181,549.

During the three months ended March 31, 2019, the Company issued 5,097,255 shares of common stock for debt conversion totaling $347,487 which includes $329,290 principal, $17,197 accrued interest and $1,000 due diligence fee.

Quarter Ended March 31, 2018

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

In January 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. As of March 31, 2018, no shares were issued.

ITEM 2 EXHIBITS

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: May 15, 2019
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	May 15, 2019
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	May 15, 2019
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	May 15, 2019
Brandon Rowberry

/s/ Douglas Cole	Director	May 15, 2019
Douglas Cole

/s/ Curtis Hollister	Director	May 15, 2019
Curtis Hollister

/s/ Douglas MacLellan	Director	May 15, 2019
Douglas MacLellan

/s/ Rochelle Pleskow	Director	May 15, 2019
Rochelle Pleskow

