Form 10-Q
period 2019-06-30
eWELLNESS HEALTHCARE Corp
filed 2019-08-14
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on August 12, 2019 was 228,241,908 shares.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$82,655	$383,335
Prepaid Expenses	256,400	95,508

Total current assets	339,055	478,843

Property & equipment, net	12,793	14,092
Intangible assets, net	10,000	11,000

TOTAL ASSETS	$361,848	$503,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$299,046	$236,741
Accounts payable - related party	674,192	684,173
Accrued expenses - related party	200,516	214,076
Accrued compensation	1,070,191	1,113,470
Contingent liability	90,000	90,000
Convertible debt, net of discount	1,253,819	562,362
Derivative liability	1,807,796	1,584,102

Total current liabilities	5,395,560	4,484,924

LONG TERM LIABILITIES
Convertible debt, net of discount	6,006	-

Total long term liabilities	6,006	-

Total Liabilities	5,401,566	4,484,924

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 0 shares issued and outstanding	-	-
Common stock, authorized 900,000,000 shares, $.001 par value, 221,471,504 and 206,406,951 issued and outstanding, respectively outstanding	221,472	206,407
Additional paid in capital	19,243,825	17,213,838
Accumulated deficit	(24,505,015)	(21,401,234)

Total Stockholders’ Deficit	(5,039,718)	(3,980,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$361,848	$503,935

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2019 and 2018

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

OPERATING EXPENSES
Executive compensation	102,000	102,000	204,000	204,000
General and administrative	324,858	290,748	575,352	487,438
Professional fees	534,980	440,326	1,249,141	952,851

Total Operating Expenses	961,838	833,074	2,028,493	1,644,289

Loss from Operations	(961,838)	(833,074)	(2,028,493)	(1,644,289)

OTHER INCOME (EXPENSE)
Interest income	6	-	17	-
Foreign exchange rate	-	692	-	8,091
Gain (loss) on derivative liability	(61,431)	(116,275)	617,967	393,477
Gain (loss) on extinguishment of debt	-	(43,131)	-	(43,131)
Interest expense	(742,047)	(139,891)	(1,693,272)	(319,800)

Net Loss before Income Taxes	(1,765,310)	(1,131,679)	(3,103,781)	(1,605,652)

Income tax expense	-	(1,627)	-	(1,627)

Net Loss	$(1,765,310)	$(1,133,306)	$(3,103,781)	$(1,607,279)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	219,592,981	156,216,150	215,560,585	151,077,846
Diluted	219,592,981	156,216,150	215,560,585	151,077,846

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Preferred Shares		Common Shares		Shares to be	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2019	-	$-	206,406,951	$206,407	$-	$17,213,838	$(21,401,234)	$(3,980,989)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued for debt conversion	-	-	5,097,255	5,098	-	342,389	-	347,487

Shars issued for financing costs	-	-	1,000,000	1,000	-	114,000	-	115,000

Shares issued for prepaid services	-	-	3,510,870	3,511	-	402,239	-	405,750

Shares issued for services	-	-	1,324,560	1,325	-	180,224	-	181,549

Derivative liability	-	-	-	-	-	492,340	-	492,340

Net loss							(1,338,471)	(1,338,471)

Balance at March 31, 2019	-	$-	217,339,636	$217,341	$-	$18,799,030	$(22,739,705)	$(3,723,334)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and cosultants	-	-	-	-	-	-	-	-

Shares issued for debt conversion	-	-	1,181,433	1,181	-	52,574	-	53,755

Shares issued for cash	-	-	800,000	800	-	58,300	-	59,100

Shars issued for financing costs	-	-	-	-	-	-	-	-

Shares issued for prepaid services	-	-	500,000	500	-	52,500	-	53,000

Shares issued for services	-	-	1,650,435	1,650	-	156,434	-	158,084

Derivative liability	-	-	-	-	-	70,987	-	70,987

Net loss							(1,765,310)	(1,765,310)

Balance at June 30, 2019	-	$-	221,471,504	$221,472	$-	$19,243,825	$(24,505,015)	$(5,039,718)

	Preferred Shares		Common Shares		Shares to be	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2018	-	$-	142,352,406	$142,352	$-	$13,178,131	$(16,949,772)	$(3,629,289)

Contributed services	-	-	-	-	-	55,500	-	55,500

Option expense	-	-	-	-	-	108,594	-	108,594

Shares issued for debt conversion	-	-	3,945,407	3,945	-	209,347	-	213,292

Shares issued for prepaid services	-	-	800,000	800	-	103,200	-	104,000

Derivative liability						219,525		219,525

Shares issued for services	-	-	1,350,000	1,350	-	137,250	-	138,600

Net loss	-	-	-	-	-	-	(473,973)	(473,973)

Balance at March 31, 2018	-	$-	148,447,813	$148,447	$-	$14,011,547	$(17,423,745)	$(3,263,751)

Contributed services	-	-	-	-		55,500	-	55,500

Option expense	-	-	-	-		108,594	-	108,594

Shares issued for debt conversion	-	-	13,708,947	13,710		622,996	-	636,706

Shares issued for prepaid services	-	-	1,500,000	1,500		103,500	-	105,000

Shares issued for contributions	-	-	1,000,000	1,000		69,000		70,000

Derivative liability						154,388		154,388

Shares issued for services	-	-	1,200,000	1,200	14,800	96,100	-	112,100

Net loss							(1,133,306)	(1,133,306)

Balance at June 30, 2018	-	$-	165,856,760	$165,857	$14,800	$15,221,625	$(18,557,051)	$(3,154,769)

The accompanying notes are an integral part of these condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2019 and 2018

(unaudited)

	For Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities
Net loss	$(3,103,781)	$(1,607,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,840	2,996
Contributed services	108,000	111,000
Shares issued for consulting services	339,633	250,700
Shares issued for financing costs	115,000	-
Shares issued for contribution	-	70,000
Options expense	-	217,188
Amortization of debt discount to interest expense	1,401,501	239,710
Amortization of prepaids	335,486	126,992
Foreign currency exchange	-	8,091
Gain on derivative liability	(617,967)	(393,477)
Loss on extinguishment of debt	-	43,131
Changes in operating assets and liabilities
Prepaid expense	(37,628)	90,265
Accounts payable and accrued expenses	83,297	38,572
Accounts payable - related party	(9,981)	213,241
Accrued expenses - related party	(13,560)	7,172
Accrued compensation	(43,279)	49,591

Net cash used in operating activities	(1,440,439)	(532,107)

Cash flows from investing activities
Purchase of equipment	(541)	(4,937)
Net cash used in investing activities	(541)	(4,937)

Cash flows from financing activities
Proceeds from issuance of common stock	59,100	-
Issuance of convertible debt	1,968,900	594,800
Payment on debt	(639,550)	(1,005)
Debt issuance costs	(248,150)	(54,550)

Net cash provided by financing activities	1,140,300	539,245

Net increase (decrease) in cash	(300,680)	2,201

Cash, beginning of period	383,335	6,882

Cash, end of period	$82,655	$9,083

Supplemental Information:
Cash paid for:
Taxes	$1,856	$1,267
Interest Expense	$275,814	$-
Non cash items:
Derivative liability and debt discount issued with new notes	$1,769,048	$219,526
Shares issued for debt conversion	$401,242	$569,998
Shares issued for prepaids	$458,750	$209,000

The accompanying notes are an integral part of these condensed financial statements

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2019. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Going Concern

For the six months ended June 30, 2019, the Company had no revenues. The Company has an accumulated loss of $24,505,015. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

Fair Value of Financial Instruments

As of June 30, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,807,796	$-	$-	$1,807,796
Total Liabilities measured at fair value	$1,807,796	$-	$-	$1,807,796

As of December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,584,102	$-	$-	$1,584,102
Total Liabilities measured at fair value	$1,584,102	$-	$-	$1,584,102

Note 3. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of June 30, 2019, the Company had a payable of $672,832 due to this company.

Throughout the six months ended June 30, 2019, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of June 30, 2019 and December 31, 2018 were $7,516 and $3,076, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $193,000 and $211,000 at June 30, 2019 and December 31, 2018, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $1,070,191 and $1,113,470 at June 30, 2019 and December 31, 2018 respectively.

Note 4. Convertible Notes Payable

Six Months Ended June 30, 2019

On January 29, 2019 and February 22, 2019, the Company received the third and fourth tranches of funds relating to a note executed on July 13, 2018. The two tranches were $60,000 and $30,000 respectively. During the six months ending June 30, 2019, the Company accrued interest of $1,057.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

On January 8, 2019, the Company executed two 8% Convertible Promissory Notes payable to two institutional investors in the principal amount of $308,000 each. Each note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible notes convert into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $11,679 for each note.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $6,409.

On January 29, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $3,469.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in six tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche of $65,000 was received on March 21, 2019. As of June 30, 2019, the second and third tranche payments have not been received.

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $1,617.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. During the six months ended June 30, 2019, the Company accrued interest of $459.

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over two tranches of $750,000 each; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company issued 3,260,870 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company will issue 1,000,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 75% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche of $750,000 was received on March 25, 2019. During the six months ended June 30, 2019, the Company accrued interest of $24,904.

On April 1, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $1,744.

On May 6, 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement. On May 28, 2019, the Company executed a second extension agreement on this note within which the period of conversion by note holder was extended to June 11, 2019. The Company paid $16,105 to note holder for this extension agreement.

On May 13, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on February 13, 2020, has an original issue discount of $10,000 and transactions costs of $3,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 65% of the lowest closing price for the twenty (20) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $1,736.

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

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

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

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $56,500. The note, which is due on April 17, 2019, has an original issue discount of $6,500. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 100,000 shares of common stock valued at $8,000 upon the execution of this note. During the year ended December 31, 2018, the Company recognized interest expense of $2,991.

In July 2018, the Company executed an 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $180,000 for funding in six tranches. The note, which is due twelve months from the date of each individual tranche, has an original issue discount of $10,000 per tranche. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 75% of the market price which is lowest trading price during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The trading price is the lesser of: (i) lowest traded price or (ii) the lowest closing bid price on the OTCQB. The first tranche of $60,000 was received in the month of July and second tranche of $30,000 was received in the month of August. During the year ended December 31, 2018, the Company recognized interest expense of $1,102.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $28,250. The note, which is due on April 17, 2019, has an original issue discount of $3,250. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $0.21 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 50,000 shares of common stock valued at $4,000 upon the execution of this note. During the year ended December 31, 2018, the Company recognized interest expense of $1,495.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

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

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $60,950. The note, which is due on April 30, 2019, has an original issue discount of $7,950. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average of the lowest (2) VWAP for the ten (10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $3,647.

In August 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on June 15, 2019, has an original issue discount of $5,300. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $.20 or (ii) variable conversion price which is 75% of the average of the two (2) lowest VWAP for the ten (10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $2,338.

In October 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is due on July 15, 2019, has an original issue discount of $7,300. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the variable conversion price which is 70% of the average of the two (2) lowest VWAP for the ten(10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $1,291.

In October 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $165,000. The note, which is due on October 12, 2019, has an original issue discount of $15,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 65% of the lowest per share closing price during the fifteen (15) trading days immediately preceding the date of the notice of conversion. The first tranche of $110,000 was received in the month of October and the second tranche of $55,000 was received in the month of November. During the year ended December 31, 2018, the Company recognized interest expense of $2,594.

In October 2018, the Company executed two 8% Convertible Promissory Notes payable to two institutional investors, each in the principal amount of $308,000. Each note, which is due on October 29, 2019, has an original issue discount of $33,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $4,118 for each note.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

In November 2018, a Back-End note executed in May 2018 with an institutional investor was funded. The Back-End note is an 8% Convertible Promissory Note payable in the principal amount of $125,000. The note, which is due on May 10, 2019, has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180thcalendar day after the Original Issue Date. During the year ended December 31, 2018, the Company recognized interest expense of $1,123.

Note 5. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the six months ended June 30, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation will be recorded. At the recording of the requisite expense, the corresponding number of preferred shares will be recorded as being issued.

Common Stock

Six Months Ended June 30, 2019

On February 7, 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract.

On March 22, 2019, the Company issued 3,260,870 shares of common stock to an institutional investor as part of a promissory note. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 1,000,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

On April 2, 2019, the Company issued 800,000 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

On May 17, 2019, the Company executed a contract for three months for consulting services. The Company issued 500,000 shares of common stock at the signing of the contract valued at $53,000 that is being amortized over the life of the contract. At the end of the three months, the Company is to issue another 500,000 shares of common stock.

During the six months ended June 30, 2019, the Company issued 2,974,995 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $339,633.

During the six months ended June 30, 2019, the Company issued 6,278,688 shares of common stock for debt conversion totaling $401,242 which includes $380,250 principal, $18,992 accrued interest and $2,000 due diligence fee.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

Six Months Ended June 30, 2018

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

During the six months ended June 30, 2018, the Company issued a total of 13,654,354 shares of common stock per debt conversion of convertible notes. The total of the debt conversion was $569,998 which includes $19,776 of accrued interest.

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

In January 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. As of June 30, 2018, no shares were issued.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

Stock Options

The following is a summary of the status of all Company’s stock options as of June 30, 2019 and changes during the six months ended on that date:

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding at December 31, 2018	2,850,000	$0.80	2.2	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2019	2,850,000	0.80	1.6	$-
Options exercisable at June 30, 2019	2,850,000	$0.80	1.6	$-

The Company recognized stock option expense of $0 and $217,188 for the six months ended June 30, 2019 and 2018, respectively.

Warrants

In March 2018, the Board of Directors, at the request and with the approval of the investors, determined that it was in the best interests of the Company and the Investors, based upon market price and relatively limited liquidity of the shares of common stock that the Company revised the expiration date and exercise price for 417,429 unexercised warrants granted on April 9, 2015. The original expiration date of April 9, 2018 was extended to April 9, 2019. During the six months ended June 30, 2019, these warrants expired.

The following is a summary of the status of the Company’s warrants as of June 30, 2019 and changes during the six months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2018	3,778,179	$0.48	1.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	477,429	-	-	-
Outstanding at June 30, 2019	3,300,750	$0.52	1.2	$53,735
Warrants exercisable at June 30, 2019	3,300,750	$0.52	1.2	$53,725

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

June 30, 2019

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

June 30, 2019

(unaudited)

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the six months ended June 30, 2019 and 2018, the Company amortized the debt discount of $1,401,501 and $239,710, respectively.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

During the six months ended June 30, 2019, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at December 31, 2018	$1,402,721	$181,381	$1,584,102
Addition of new conversion option derivatives	1,769,048	-	1,769,048
Conversion of note derivatives	(612,346)	-	(612,346)
Change in fair value	(826,107)	(106,901)	(933,008)
Derivative liability at June 30, 2019	$1,733,316	$74,480	$1,807,796

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.08-.10
Exercise price of warrants	$.25
Conversion rate of convertible debt	$.445
Risk free interest rate	1.71%-2.42%
Stock volatility factor	102.5%-183.4%
Years to Maturity	.20 – 2.72
Expected dividend yield	None

Note 8. Subsequent Events

On July 5, 2019, the Company signed an amendment to a convertible note issued on March 21, 2019 revising the conversion price from 75% to 65% of the lowest trading price during the thirty (30) trading days prior to the conversion date.

On July 8, 2019, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the increase in the number of authorized shares of Common Stock from four hundred million (400,000,000) shares of Common Stock to nine hundred million (900,000,000) shares of Common Stock (the “Authorized Common Stock Share Increase”). On July 9, 2019, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to implement the Authorized Common Stock Share Increase with the State of Nevada.

On July 8, 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $21,560 to note holder for this extension agreement.

On July 8, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date.

On July 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $113,000. The note, which is due on July 9, 2020, has an original issue discount of $10,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date.

On July 9, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $235,000. The note, which is due on July 11, 2020, has an original issue discount of $25,200 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date.

eWellness Healthcare Corporation

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

On July 10, 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 10, 2019. The Company paid $22,410 to note holder for this extension agreement.

On July 11, 2019, the Company received the second tranche of $350,000 pursuant to the note dated March 21, 2019. This tranche had a $35,000 debt discount and $5,000 transaction costs. The interest rate on this tranche is 12%, the same as on the original note. The Company issued 2,692,307 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date of January 11, 2020.

On July 11, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $250,000. The note, which is due on April 19, 2020, has an original issue discount of $37,500 and transaction costs of $5,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty-five (25) trading days prior to the conversion date.

On July 12, 2019, the Company prepaid three convertible promissory notes, one dated January 1 and two dated January 29, 2019 totaling $335,809. This included $232,300 principal, $10,131 accrued interest and $93,378 prepayment penalties.

On July 30, 2019, the Company executed two 12% Convertible Promissory Notes payable to two institutional investors in the principal amount of $38,500 each. Each note, which is due on April 30, 2020, has an original issue discount of $3,500 and transaction costs of $1,500. The convertible notes convert into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date.

From July 1 until the filing of this report, the Company issued 599,998 shares of common stock per consulting agreements valued at $42,122.

From July 1 until the filing of this report, the Company issued 3,478,099 shares of common stock for convertible debt conversion totaling $148,636 which includes $141,000 principal and $7,636 accrued interest.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the six months ended June 30, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

THE COMPANY

Overview

eWellness Healthcare (“Company”) s the first physical therapy telehealth company to offer insurance reimbursable real-time distance monitored treatments through its PHZIO telehealth platform. eWellness plans to generate revenue from Third Party Healthcare Administrators (“TPA”) employers, PTs and corporate wellness through healthcare provider agreements. Our PHZIO platform is anticipated to transform the access, cost and quality dynamics of physical therapy (“PT”) delivery for the market participants. eWellness further believes any patient, employer, health plan or healthcare professional interested in a better approach to PT is a potential PHZIO platform user. We have signed 5 partnership and healthcare provider agreements to date, that are anticipated to begin generating revenue during the third quarter of 2019.

The Company has developed a new operating structure so that we can operate in 48 states. The below noted chart illustrates the Company’s new operational structure that provides for three individual professional operating companies in California, New Jersey and most importantly Florida. With our Florida Professional Association (PA), we are able to provision our telehealth services in 46 states, (excluding: California, Delaware, Kansas and New Jersey). Thus, we formed two additional professional companies in California and New Jersey. Eventually, we will form entities in Delaware and Kansas when the need arises. Each professional company has executed a revocable operating agreement with the Company. These agreements are required by each individual state and states that Darwin Fogt, MPT, the Company’s CEO, is the sole shareholder, officer and director of each of the operating companies. All accounting services are supplied to these operating companies by the Company’s accounting team.

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

Our underlying technology platform is complex, deeply integrated and purpose-built over the six years for the evolving physical therapy marketplace. Our PHZIO platform is highly scalable and can support substantial growth of third-party licensees. Our PHZIO platform provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

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

Results of Operations of eWellness for the three and six months ended June 30, 2019 vs. 2018

REVENUES: eWellness has reported $0 revenues from operations for the three or six months ended June 30, 2019 and 2018. We anticipate the beginning of revenue generation by the fourth quarter of 2019.

OPERATING EXPENSES: Total operating expenses increased to $2,028,493 for the six months ended June 30, 2019 from $1,644,289 for the six months June 30, 2018. The increase is a result of an increased number of shares of common stock issued to consultants and for financing fees offset by a decrease in stock option expenses. Total operating expenses increased to $961,838 for the three months ended June 30, 2019 from $833,074 for the three months ended June 30, 2018. The increase is a result of an increased number of shares of common stock issued to consultants and for financing fees offset by a decrease in stock option expenses.

NET LOSS: The Company incurred a net loss of $3,103,781 for the six months ended June 30, 2019, compared with a net loss of $1,607,279 for the six months ended June 30, 2018, which reflects an increase of $1,496,502. The increase is from increased operating expenses (outlined above) of $384,204, increase in interest expense of $1,373,472 offset by an increase in gain on derivative liability on convertible debt and warrants of $224,490. For the three months ended June 30, 2019, the Company incurred a loss of $1,765,310 compared with the loss of $1,133,306 for the three months ended June 30, 2018. The increase is from increased operating expenses (outlined above) of $128,764, increase in interest expense of $602,156 offset by a reduction in the loss on derivative liability on convertible debt and warrants of $54,844.

Liquidity and Capital Resources

As of June 30, 2019, we had negative working capital of $5,056,505 compared to negative working capital of $4,006,081 as of December 31, 2018. The negative working capital decrease is because of an increase in prepaid expenses, convertible debt (net of discount) and derivative liability. Cash used in operations was $1,440,439 and $532,107 for the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in operations is a result of the increased net loss, increase in derivative liability and changes in operating assets and liabilities. Cash used in investing activities was $541 and $4,937 for the six months ended June 30, 2019 and 2018, respectively. Cash flows provided by financing activities were $1,140,300 and $539,245 for the six months ended June 30, 2019 and 2018, respectively. The increase resulted from issuance of convertible debt (net of debt issuance costs) of $1,720,750 and issuance of shares of common stock for cash totaling $59,100 reduced by $639,550 payment of debt. The cash balance as of June 30, 2019 was $82,655.

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

Capital Expenditure Plan

During the six months ended June 30, 2019, we raised $1,968,900, less $248,150 for debt issuance costs in equity and debt capital and $59,100 for issuance of shares of common stock for cash. We may require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Six Months Ended June 30, 2019

On January 29, 2019 and February 22, 2019, the Company received the third and fourth tranches of funds relating to a note executed on July 13, 2018. The two tranches were $60,000 and $30,000 respectively. During the six months ending June 30, 2019, the Company accrued interest of $1,057.

On January 8, 2019, the Company executed two 8% Convertible Promissory Notes payable to two institutional investors in the principal amount of $308,000 each. Each note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $11,679 for each note.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $6,409.

On January 29, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $3,469.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in six tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche was received on March 21, 2019. As of June 30, 2019, the second and third tranche payments have not been received.

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $1,617.

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. During the six months ended June 30, 2019, the Company accrued interest of $459.

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over two tranches of $750,000 each; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company issued 3,260,870 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company will issue 1,000,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 75% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche of $750,000 was received on March 25, 2019. During the six months ended June 30, 2019, the Company accrued interest of $24,904.

On April 1, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $1,744.

On May 6, 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement. On May 28, 2019, the Company executed a second extension agreement on this note within which the period of conversion by note holder was extended to June 11, 2019. The Company paid $16,105 to note holder for this extension agreement.

On May 13, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on February 13, 2020, has an original issue discount of $10,000 and transactions costs of $3,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 65% of the lowest closing price for the twenty (20) trading days prior to the conversion date. During the six months ended June 30, 2019, the Company accrued interest of $1,736.

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

In July 2018, the Company executed an 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $180,000 for funding in six tranches. The note, which is due twelve months from the date of each individual tranche, has an original issue discount of $10,000 per tranche. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 75% of the market price which is lowest trading price during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date. The trading price is the lesser of: (i) lowest traded price or (ii) the lowest closing bid price on the OTCQB. The first tranche of $60,000 was received in the month of July and second tranche of $30,000 was received in the month of August. During the year ended December 31, 2018, the Company recognized interest expense of $1,102.

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

In October 2018, the Company executed two 8% Convertible Promissory Notes payable to two institutional investors each in the principal amount of $308,000. Each note, which is due on October 29, 2019, has an original issue discount of $33,000. The convertible notes convert into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $4,118 for each note.

In November 2018, a Back-End note executed in May 2018 with an institutional investor was funded. The Back-End note is an 8% Convertible Promissory Note payable in the principal amount of $125,000. The note, which is due on May 10, 2019, has an original issue discount of $10,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to 72% of the lowest VWAP for the ten (10) trading days prior to and including the conversion date. Conversion into shares of common stock can commence following the 180thcalendar day after the Original Issue Date. During the year ended December 31, 2018, the Company recognized interest expense of $1,123.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Six Months Ended June 30, 2019

In February 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract.

In March 2019, the Company issued 3,260,870 shares of common stock to an institutional investor as part of a promissory note. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 1,000,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

On April 2, 2019, the Company issued 800,000 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

On May 17, 2019, the Company executed a contract for three months for consulting services. The Company issued 500,000 shares of common stock at the signing of the contract valued at $53,000 that is being amortized over the life of the contract. At the end of the three months, the Company is to issue another 500,000 shares of common stock.

During the six months ended June 30, 2019, the Company issued 2,974,995 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $339,633.

During the six months ended June 30, 2019, the Company issued 6,278,688 shares of common stock for debt conversion totaling $401,242 which includes $380,250 principal, $18,992 accrued interest and $2,000 due diligence fee.

Six Months Ended June 30, 2018

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

In January 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. As of June 30, 2018, no shares were issued.

ITEM 2 EXHIBITS

(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, filed herewith.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: August 14, 2019
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	August 14, 2019
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	August 14, 2019
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	August 14, 2019
Brandon Rowberry

/s/ Douglas Cole	Director	August 14, 2019
Douglas Cole

/s/ Curtis Hollister	Director	August 14, 2019
Curtis Hollister

/s/ Douglas MacLellan	Director	August 14, 2019
Douglas MacLellan

/s/ Rochelle Pleskow	Director	August 14, 2019
Rochelle Pleskow

