Form 10-Q
period 2019-09-30
eWELLNESS HEALTHCARE Corp
filed 2019-11-14
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-1073143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11825 Major Street, Culver City, California	90230
(Address of principal executive offices)	(Zip Code)

(855) 470-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	EWLL	OTCQB

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on November 12, 2019 was 291,357,662 shares.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$781,060	$383,335
Prepaid Expenses	380,862	95,508

Total current assets	1,161,922	478,843

Property & equipment, net	24,172	14,092
Intangible assets, net	9,500	11,000

TOTAL ASSETS	$1,195,594	$503,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$305,825	$236,741
Accounts payable - related party	630,532	684,173
Accrued expenses - related party	198,241	214,076
Accrued compensation	776,464	1,113,470
Contingent liability	90,000	90,000
Convertible debt, net of discount	2,423,293	562,362
Derivative liability	1,358,964	1,584,102

Total current liabilities	5,783,319	4,484,924

Total Liabilities	5,783,319	4,484,924

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 125,000 and 0 shares issued and outstanding, respectively	125	-
Common stock, authorized 1,900,000,000 shares, $.001 par value, 244,430,551 and 206,406,951 issued and outstanding, respectively outstanding, respectively	244,431	206,407
Shares to be issued	19,150	-
Additional paid in capital	21,173,934	17,213,838
Accumulated deficit	(26,025,365)	(21,401,234)

Total Stockholders’ Deficit	(4,587,725)	(3,980,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,195,594	$503,935

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2019 and 2018

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

OPERATING EXPENSES
Executive compensation	102,000	102,000	306,000	306,000
General and administrative	709,205	322,266	1,284,556	809,704
Professional fees	669,261	407,355	1,918,402	1,360,206

Total Operating Expenses	1,480,466	831,621	3,508,958	2,475,910

Loss from Operations	(1,480,466)	(831,621)	(3,508,958)	(2,475,910)

OTHER INCOME (EXPENSE)
Interest income	13	-	29	-
Foreign exchange rate	-	4,507	-	12,598
Gain (loss) on derivative liability	1,331,213	(89,579)	1,949,180	303,898
Gain (loss) on extinguishment of debt	-	-	-	(43,131)
Disposal of fixed asset	-	(2,134)	-	(2,134)
Interest expense	(1,369,150)	(173,306)	(3,062,782)	(493,106)

Net Loss before Income Taxes	(1,518,750)	(1,092,133)	(4,622,531)	(2,697,785)

Income tax expense	(1,600)	(29)	(1,600)	(1,656)

Net Loss	$(1,520,350)	$(1,092,162)	$(4,624,131)	$(2,699,441)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	231,454,650	174,369,861	220,916,826	158,927,170
Diluted	231,454,650	174,369,861	220,916,826	158,927,170

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(unaudited)

	Preferred Shares		Common Shares		Shares to be	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2019	-	$-	206,406,951	$206,407	$-	$17,213,838	$(21,401,234)	$(3,980,989)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued for debt conversion	-	-	5,097,255	5,098	-	342,389	-	347,487

Shars issued for financing costs	-	-	1,000,000	1,000	-	114,000	-	115,000

Shares issued for prepaid services	-	-	3,510,870	3,511	-	402,239	-	405,750

Shares issued for services	-	-	1,324,560	1,325	-	180,224	-	181,549

Derivative liability	-	-	-	-	-	492,340	-	492,340

Net loss							(1,338,471)	(1,338,471)

Balance at March 31, 2019	-	$-	217,339,636	$217,341	$-	$18,799,030	$(22,739,705)	$(3,723,334)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued for debt conversion	-	-	1,181,433	1,181	-	52,574	-	53,755

Shares issued for cash	-	-	800,000	800	-	58,300	-	59,100

Shares issued for prepaid services	-	-	500,000	500	-	52,500	-	53,000

Shares issued for services	-	-	1,650,435	1,650	-	156,434	-	158,084

Derivative liability	-	-	-	-	-	70,987	-	70,987

Net loss							(1,765,310)	(1,765,310)

Balance at June 30, 2019	-	$-	221,471,504	$221,472	$-	$19,243,825	$(24,505,015)	$(5,039,718)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	125,000	125	-	-	-	374,875	-	375,000

Shares issued for debt conversion	-	-	13,991,743	13,992	-	517,433	-	531,425

Shares issued for prepaid services	-	-	6,692,307	6,692	-	440,769	-	447,461

Shares issued for services	-	-	2,274,997	2,275	-	150,297	-	152,572

Shares to be issued for services	-	-	-	-	19,150	-	-	19,150

Derivative liability	-	-	-	-	-	392,735	-	392,735

Net loss							(1,520,350)	(1,520,350)

Balance at September 30, 2019	125,000	$125	244,430,551	$244,431	$19,150	$21,173,934	$(26,025,365)	$(4,587,725)

	Preferred Shares		Common Shares		Shares to be	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2018	-	$-	142,352,406	$142,352	$-	$13,178,131	$(16,949,772)	$(3,629,289)

Contributed services	-	-	-	-	-	55,500	-	55,500

Option expense	-	-	-	-	-	108,594	-	108,594

Shares issued for debt conversion	-	-	3,945,407	3,945	-	209,347	-	213,292

Shares issued for prepaid services	-	-	800,000	800	-	103,200	-	104,000

Derivative liability						219,525		219,525

Shares issued for services	-	-	1,350,000	1,350	-	137,250	-	138,600

Net loss	-	-	-	-	-	-	(473,973)	(473,973)

Balance at March 31, 2018	-	$-	148,447,813	$148,447	$-	$14,011,547	$(17,423,745)	$(3,263,751)

Contributed services	-	-	-	-		55,500	-	55,500

Option expense	-	-	-	-		108,594	-	108,594

Shares issued for debt conversion	-	-	13,708,947	13,710		622,996	-	636,706

Shares issued for prepaid services	-	-	1,500,000	1,500		103,500	-	105,000

Shares issued for contributions	-	-	1,000,000	1,000		69,000		70,000

Derivative liability						154,388		154,388

Shares issued for services	-	-	1,200,000	1,200	14,800	96,100	-	112,100

Net loss							(1,133,306)	(1,133,306)

Balance at June 30, 2018	-	$-	165,856,760	$165,857	$14,800	$15,221,625	$(18,557,051)	$(3,151,769)

Contributed services	-	-	-	-		55,500	-	55,500

Option expense	-	-	-	-		142,057	-	142,057

Shares issued for debt conversion	-	-	12,943,900	12,944		607,546	-	620,490

Shares issued for financing costs	-	-	1,590,331	1,590		70,410	-	72,000

Derivative liability						(49,741)		(49,741)

Shares issued for services	-	-	1,325,000	1,325	(14,800)	92,340	-	78,865

Net loss							(1,092,162)	(1,092,162)

Balance at September 30, 2018	-	$-	181,715,991	$181,716	$-	$16,139,737	$(19,649,213)	$(3,327,760)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2019 and 2018

(unaudited)

	For Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities
Net loss	$(4,624,131)	$(2,699,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,794	2,863
Contributed services	162,000	166,500
Shares issued for consulting services	511,355	329,565
Shares issued for financing costs	115,000	72,000
Shares issued to officers, directors and consultants	86,250	-
Shares issued for contribution	-	70,000
Options expense	-	359,245
Amortization of debt discount to interest expense	2,690,435	284,392
Amortization of prepaids	678,805	301,140
Foreign currency exchange	-	12,598
Loss on disposal of fixed asset	-	(2,134)
Gain on derivative liability	(1,949,180)	(303,898)
Loss on settlement of debt	-	43,131
Changes in operating assets and liabilities
Prepaid expense	(57,948)	(18,055)
Accounts payable and accrued expenses	111,801	194,332
Accounts payable - related party	(19,891)	287,161
Accrued expenses - related party	(15,835)	7,386
Accrued compensation	(82,006)	72,901

Net cash used in operating activities	(2,388,551)	(820,315)

Cash flows from investing activities
Purchase of equipment	(13,374)	(2,037)
Net cash used in investing activities	(13,374)	(2,037)

Cash flows from financing activities
Proceeds from issuance of common stock	59,100	-
Issuance of convertible debt	4,400,500	969,300
Payment on debt	(1,102,450)	(1,005)
Debt issuance costs	(577,500)	(125,150)

Net cash provided by financing activities	2,799,650	843,145

Net increase in cash	397,725	20,793

Cash, beginning of period	383,335	6,882

Cash, end of period	$781,060	$27,675

Supplemental Information:
Cash paid for:
Taxes	$1,856	$1,267
Interest Expense	$475,519	$-
Non cash items:
Derivative liability and debt discount issued with new notes	$2,831,539	$359,732
Shares issued for debt conversion	$932,667	$1,190,489
Shares issued for prepaids	$906,211	$209,000

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company has generated no revenues to date.

eWellness Healthcare Corporation is the first physical therapy telehealth company to offer real-time distance monitored assessments and treatments. Our business model is to have large-scale employers use our PHZIO platform as a fully PT monitored corporate musculoskeletal treatment (“MSK”) wellness program. The Company’s PHZIO home physical therapy assessment and exercise platform has been designed to disrupt the $30 billion physical therapy market, the $4 billion MSK market and the $8 billion corporate wellness industry. PHZIO re-defines the way MSK physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many MSK physical therapy platforms for home use.

We have commenced treating patients on various commercial contracts and anticipate generating initial revenues during the 4th quarter of 2019. Despite the lack of revenues, we continue to train physical therapist on how to use our PHZIO treatment platform, with many of these therapists treating various patients on our system on a complimentary basis. Our PHZIO system has delivered over 4,000 telerehab treatments to date.

Our latest challenges in the Workers Compensation space has been patient adoption of PHZIO, related to a patients’ choice to choose if they are treated in-clinic or digitally. They are nearly all choosing in-clinic care. Our pivot to address this issue was to develop and sell MSK 360 a pre-injury fitness exam and custom exercise platform that is just rolling out now. Next, we finally are getting traction for our Per-Hab product with several large TPA’s. Lastly, multiple clients are requesting an Rheumatoid Arthritis Exercise product (RA 360) that is currently being developed with a launch date of mid-January. With the success of MSK 360 we expect that more Workers Comp patients will choose digital care over in-clinic care.

We have now developed four key products with large scale users that need to turn on utilization in 2020. We have a large list of corporate self-insured, TPA and insurance company sales book that we are actively focused on selling to them our MSK-360 and Pre-Hab platforms. We expect good traction from many of these firms in 2020. These products are:

+ PHZIO: Realtime PT monitored Digital PT Treatments (post-injury)

+ MSK 360: Digital “PHZIOFIT" fitness exam and customer exercise plans for employees, (pre-injury)

+ Pre-Hab: Digital pre-surgery (non-monitored) for Total Knee, Hip and Shoulder surgery (post injury and pre-surgery)

+ RA 360: (Available January 2020) Rheumatoid Arthritis Exercise Plan

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2019. The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Going Concern

For the nine months ended September 30, 2019, the Company had no revenues. The Company has an accumulated loss of $26,025,365. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

Fair Value of Financial Instruments

As of September 30, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,358,964	$-	$-	$1,358,964
Total Liabilities measured at fair value	$1,358,964	$-	$-	$1,358,964

As of December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,584,102	$-	$-	$1,584,102
Total Liabilities measured at fair value	$1,584,102	$-	$-	$1,584,102

Note 3. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. For this amount, the Company issued 25,280,899 common shares at a value of $0.0089 per share on April 1, 2017. The PC will also have the right to appoint 40% of the directors. At the end of September 30, 2019, the Company had a payable of $627,832 due to this company.

Throughout the nine months ended September 30, 2019, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of September 30, 2019 and December 31, 2018 were $44,991 and $3,076, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $153,250 and $211,000 at September 30, 2019 and December 31, 2018, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $776,464 and $1,113,470 at September 30, 2019 and December 31, 2018 respectively.

Note 4. Convertible Notes Payable

Nine Months Ended September 30, 2019

On January 29, 2019, the Company received the third tranche of $60,000 relating to a note executed on July 13, 2018. During the nine months ending September 30, 2019, the Company accrued interest expense of $1,350. On July 12, 2019, the Company prepaid this note of $60,000 plus accrued interest and a prepayment penalty of $30,000. At September 30, 2019, this note is fully paid.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

On January 8, 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $17,547. During the nine months ended September 30, 2019, the investor converted $30,000 of principal and $1,687 of accrued interest for 905,333 shares of common stock at a price of $.035. At September 30, 2019, there is $278,000 principal outstanding.

On January 8, 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000 each. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $17,029. During the nine months ended September 30, 2019, the investor converted $162,000 of principal for 4,424,400 shares of common stock for prices ranging from $.035 to $.042. At September 30, 2019, there is $146,000 principal outstanding.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $6,028. On July 12, 2019, the Company prepaid this note of $114,000 plus accrued interest and a prepayment penalty of $42,010. At September 30, 2019, this note is fully paid.

On January 29, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $2,753. On July 12, 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $21,369. At September 30, 2019, this note is fully paid.

On February 22, 2019, the Company received the fourth tranche of $30,000 relating to a note executed on July 13, 2018. During the nine months ending September 30, 2019, the Company accrued interest of $534. On September 17, 2019, the convertible debt holder converted $9,700 of principal for 340,000 shares of common stock at a price of $.03. At September 30, 2019, there is $20,300 principal outstanding.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in six tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche of $65,000 was received on March 21, 2019. On September 12, 2019, the Company prepaid this note of $65,000 and a prepayment penalty of $19,500. At September 30, 2019, this note is fully paid.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $3,226. On September 12, 2019, the Company prepaid this note of $47,300 plus accrued interest and a prepayment penalty of $16,555. At September 30, 2019, this note is fully paid.

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. The second tranche of $37,500 was received on July 19, 2019. During the nine months ended September 30, 2019, the Company accrued interest expense of $2,925. On September 30, 2019, the Company prepaid the first tranche of $60,000 plus accrued interest and a prepayment penalty of $30,000. At September 30, 2019, only the second tranche of $37,500 is outstanding.

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over separate tranches; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company issued 3,260,870 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company issued 1,000,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche of $750,000 was received on March 25, 2019. The second tranche of $350,000 was received on July 12, 2019 and the Company issued 2,692,307 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of January 20, 2020. The third and final tranche was received on September 9, 2019 and the Company issued 4,000,000 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of March 12, 2020. During the nine months ended September 30, 2019, the Company accrued interest expense of $57,337.

On April 1, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $3,811. On September 12, 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $20,405. At September 30, 2019, this note is fully paid.

On May 6, 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement. On May 28, 2019, the Company executed a second extension agreement on this note within which the period of conversion by note holder was extended to June 11, 2019. The Company paid $16,105 to note holder for this extension agreement. During the nine months ended September 30, 2019, the note holder converted the $308,000 note and accrued interest of $16,337 into 8,987,253 shares of common shares at prices ranging from $.035 $.04508. At September 30, 2019, this note has been fully converted.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

On May 13, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on February 13, 2020, has an original issue discount of $10,000 and transactions costs of $3,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 65% of the lowest closing price for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $5,063.

On July 2, 2019, two Back-End notes executed in October 2018 with an institutional investor was funded for $154,000 each. Each note, which is due on October 29, 2019, has an original issue discount of $16,500. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the prior twenty (20) trading days including the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $3,038 for each note.

On July 5, 2019, the Company signed an amendment to a convertible note issued on March 21, 2019 revising the conversion price from 75% to 65% of the lowest trading price during the thirty (30) trading days prior to the conversion date.

On July 8, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $140,800. The note, which is payable on April 30, 2020, has an original issue discount of $12,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $3.379.

On July 8, 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $21,560 to note holder for this extension agreement.

On July 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $113,000. The note, which is due on July 9, 2020, has an original issue discount of $10,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $2,712.

On July 9, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $235,000. The note, which is due on July 11, 2020, has an original issue discount of $25,200 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the prior twenty (20) trading days including the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $3,605.

On July 10, 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $22,410 to note holder for this extension agreement.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

On July 11, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $250,000. The note, which is due on April 19, 2020, has an original issue discount of $37,500 and transaction costs of $5,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the average of the lowest per share trading prices for the twenty-five (25) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $5,425.

On July 30, 2019, the Company executed two 12% Convertible Promissory Notes payable to two institutional investors in the principal amount of $38,500 each. Each note, which is due on April 30, 2020, has an original issue discount of $3,500 and transaction costs of $1,500. The convertible notes convert into common stock of the Company at a conversion price that shall be equal to the 65% of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $1,380 for the two notes.

On September 4, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on July 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $364.

On September 9, 2019, a Back-End note executed in January 2019 with an institutional investor was funded for $154,000. The note, which is due on January 9, 2020, has an original issue discount of $14,000 and transaction costs of $5,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $641.

On September 19, 2019, two Back-End notes executed in January 2019 with an institutional investor was funded for $154,000 each. Each note, which is due on January 8, 2020, has an original issue discount of $14,000 and transactions costs of $5,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the prior twenty (20) trading days including the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $371 for each note.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

Note 5. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the nine months ended September 30, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. At the end of September 30, 2019, there were 125,000 vested preferred shares and $255,000 was recorded to reduce accrued compensation; $33,750 was recorded to reduce accrued directors’ fees, and $86,250 was recorded as expense for a total of $375,000.

Common Stock

On July 9, 2019, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the increase in the number of authorized shares of Common Stock from four hundred million (400,000,000) shares of Common Stock to nine hundred million (900,000,000) shares of Common Stock (the “Authorized Common Stock Share Increase”). On July 9, 2019, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to implement the Authorized Common Stock Share Increase with the State of Nevada.

On October 10, 2019, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the increase in the number of authorized shares of Common Stock from nine hundred million (900,000,000) shares of Common Stock to one billion nine hundred million (1,900,000,000) shares of Common Stock (the “Authorized Common Stock Share Increase”). On October 15, 2019, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to implement the Authorized Common Stock Share Increase with the State of Nevada.

Nine Months Ended September 30, 2019

On February 7, 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract.

On March 22, 2019, the Company issued 3,260,870 shares of common stock to an institutional investor as part of a promissory note for the first tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 1,000,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

On April 2, 2019, the Company issued 800,000 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

On May 17, 2019, the Company executed a contract for three months for consulting services. The Company issued 500,000 shares of common stock at the signing of the contract valued at $53,000 that is being amortized over the life of the contract. The contract further indicated that another 500,000 shares were to be issued at the end of three months. The Company issued the second 500,000 shares of common stock on August 20, 2019. The value of the shares is $31,200 and was expensed.

On July 10, 2019, the Company issued 2,692,307 shares of common stock to an institutional investor as part of a promissory note for the second tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $167,462 which was recorded as prepaid until the six-month maturity has passed.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

On September 30, 2019, the Company issued 4,000,000 shares of common stock to an institutional investor as part of a promissory note for the third and final tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $280,000 which was recorded as prepaid until the six-month maturity has passed.

On September 25, 2019, the Company executed a contract for six months for consulting services. The contract included the issuance of 250,000 shares of common stock. The value of these shares is $13,750. The shares had not yet been issued at the nine months ended September 30,2019, so the value was recorded as Shares to be Issued.

During the nine months ended September 30, 2019, the Company issued 4,749,992 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $466,403

During the nine months ended September 30, 2019, the Company issued 20,270,431 shares of common stock for debt conversion totaling $932,667 which includes $889,950 principal, $40,217 accrued interest and $2,500 due diligence fee.

Nine Months Ended September 30, 2018

In January 2018, the Board of Directors approved the extension of an Advisory Agreement dated February 15, 2015 for one year. The Company issued 800,000 shares of common stock as compensation with a value of $104,000. This value is being amortized over the life of the contract.

During the nine months ended September 30, 2018, the Company issued a total of 26,598,252 shares of common stock per debt conversion of convertible notes. The total of the debt conversion was $1,190,189 which includes $163,157 of accrued interest.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

In January 2018, the Board of Directors agreed to form a new eWellness Healthcare Corporation 2018 Equity Incentive Plan (“Plan”). The Plan shall be for 20,000,000 shares of common stock that will be placed in a 10b5-1 Sales Plan that will be registered under an S-8 Registration Statement. Under the sales plan, each recipient will open an account with Garden State Securities (“GSS”) for management of all sales of shares issued under the Plan. Quarterly limitations are placed on the number of shares that can be sold. The Company initially allocated 17,400,000 shares to officers, directors and consultants. As of September 30, 2018, no shares were issued.

Stock Options

The following is a summary of the status of all Company’s stock options as of September 30, 2019 and changes during the nine months ended on that date:

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding at December 31, 2018	2,850,000	$0.80	2.2	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at September 30, 2019	2,850,000	0.80	1.4	$-
Options exercisable at September 30, 2019	2,850,000	$0.80	1.4	$-

The Company recognized stock option expense of $0 and $217,188 for the nine months ended September 30, 2019 and 2018, respectively.

Warrants

In March 2018, the Board of Directors, at the request and with the approval of the investors, determined that it was in the best interests of the Company and the Investors, based upon market price and relatively limited liquidity of the shares of common stock that the Company revised the expiration date and exercise price for 417,429 unexercised warrants granted on April 9, 2015. The original expiration date of April 9, 2018 was extended to April 9, 2019. During the nine months ended September 30, 2019, these warrants expired.

The following is a summary of the status of the Company’s warrants as of September 30, 2019 and changes during the nine months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2018	3,778,179	$0.48	1.4	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	477,429	-	-	-
Outstanding at September 30, 2019	3,300,750	$0.52	1.1	$22.240
Warrants exercisable at September 30, 2019	3,300,750	$0.52	1.1	$22,240

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the nine months ended September 30, 2019 and 2018, the Company amortized the debt discount of $2,690,435 and $284,390, respectively.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2019

(unaudited)

During the nine months ended September 30, 2019, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at December 31, 2018	$1,402,721	$181,381	$1,584,102
Addition of new conversion option derivatives	3,631,177	-	3,631,177
Conversion of note derivatives	(1,107,498)	-	(1,107,498)
Change in fair value	(2,582,681)	(166,137)	(2,748,818)
Derivative liability at September 30, 2019	$1,343,719	$15,244	$1,358,963

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.03-.10
Exercise price of warrants	$.25
Conversion rate of convertible debt	$.445
Risk free interest rate	1.6%-2.42%
Stock volatility factor	102.5%-190%
Years to Maturity	.06 – 2.72
Expected dividend yield	None

Note 8. Subsequent Events

On October 2, 2019, the Company executed a 10% Convertible Promissory Note payable to an institutional investor in the principal amount of $57,750. The note, which is payable on October 2, 2020, has an original issue discount of $5,250 and transaction costs of $2,500. The convertible note converts into common stock of the Company at a conversion price equal to 65% of the lowest trading prices during the twenty (20) trading day period ending on the last complete trading day prior to the conversion date.

On October 10, 2019, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the increase in the number of authorized shares of Common Stock from nine hundred million (900,000,000) shares of Common Stock to one billion nine hundred million (1,900,000,000) shares of Common Stock (the “Authorized Common Stock Share Increase”). On October 15, 2019, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to implement the Authorized Common Stock Share Increase with the State of Nevada.

From October 1 until the filing of this report, the Company issued 374,999 shares of common stock per consulting agreements valued at $12,150.

From October 1 until the filing of this report, the Company issued 45,502,112 shares of common stock for convertible debt conversion totaling $508,655 which includes $436,906 principal, $69,199 accrued interest and $2,550 financing costs

From October 1 until the filing of this report, the Company issued 1,050,000 shares of common stock for prepaid services valued at $39,750 which is being amortized over the life of the contracts.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the nine months ended September 30, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

THE COMPANY

Overview

eWellness Healthcare Corporation is the first physical therapy (“PT”) telehealth company to offer real-time distance monitored assessments and treatments. Our business model is to have large-scale employers use our PHZIO and or MSK 360 platforms as a fully PT monitored corporate musculoskeletal treatment (“MSK”) and wellness program. The Company’s PHZIO and MSK360 home physical therapy assessment and exercise platform has been designed to disrupt the $30 billion physical therapy market, the $4 billion MSK market and the $8 billion corporate wellness industry. PHZIO re-defines the way MSK physical therapy can be delivered. PHZIO is the first real-time remote monitored 1-to-many MSK physical therapy platform for home use. We have signed 7 partnership and healthcare provider agreements to date, that are anticipated to begin generating revenue during the fourth quarter of 2019.

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

Our PHZIO and MSK 360 platforms have been developed to significantly support us in becoming the leader in the new industry of digital telehealth physical therapy (“dPT”) and MSK services. Our focus is to highlight that many of all future PT and MSK treatments can be accomplished with a smart phone. This new digital adoption will lower patient treatment costs, expand patient treatment access and improve patient compliance. Our PHZIO and MSK platforms allows patients and PT’s to cut the cord from the old-school, wait in line, brick and mortar clinical experience to an immediate response digital, in-home PT experience. 80% of all PT and MSK assessments and treatments can now be done on a patient’s smart phone in the privacy of their own home. Digital PT is clearly the next upgrade the industry needs to make.

Our PHZIO and MSK 360 platforms completely disrupts the current in-clinic business model of the $30 billion PT industry, the 4 billion MSK market and the $8 billion corporate wellness industries. Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach to solving the pervasive access, cost and quality challenges facing the current access to PT and MSK clinics. eWellness’ underlying technology platform is complex, deeply integrated and purpose-built over the past five years for the evolving PT and MSK treatment marketplaces. eWellness’ PHZIO and MSK 360 platforms are highly scalable and can support substantial growth of third-party licensees. eWellness’ PHZIO and MSK 360 platforms provides for broad interconnectivity between PT practitioners and their patients, uniquely positioning the Company as a focal point in the rapidly evolving PT industry to introduce innovative, technology- based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

PHZIO and MSK 360 re-defines the way PT can be delivered. PHZIO and MSK 360 are the first real-time remote monitored one-to-many PT and MSK platform for home use. Due to the real-time patient monitoring feature, the PHZIO and MSK 360 platforms are insurance reimbursable by payers such as Anthem Blue Cross and Blue Shield.

Los Angeles Sales & Marketing Office: The Company opened its first sales and marketing office in Playa Vista, California in May 2017 to accelerate the adoption of PHZIO and the other new digital telehealth tools to patients, physicians and PT’s in California. The company has also hired sales and marketing professional consultants to manage the new silos of business development.

The Company’s corporate operating structure allows EWLL to operate in 48 states. It provides for three individual professional operating companies in California, New Jersey and most importantly Florida. With our Florida Professional Association (PA), EWLL is able to provision its telehealth services in 46 states, (excluding: California, Delaware, Kansas and New Jersey). Thus, we formed two other professional companies in California and New Jersey. Eventually, we will form entities in Delaware and Kansas when the need arises.

Each professional company has executed a revocable operating agreement with EWLL, that are required by each individual state, wherein Darwin Fogt, MPT, EWLL’s CEO, is the sole shareholder, officer and director of each of the operating companies. All accounting services are supplied to these operating companies by EWLL’s accounting team.

eWellness will initially rollout these new telehealth solutions within California, New Jersey, Georgia, Tennessee, Arizona and Canada, with plans to expand nationally over the next twelve months. With these new telehealth tools, eWellness will engage with the “At-Home” Physical Therapy and MSK treatment market. This market involves physical therapy practitioners treating patients in their home instead of a clinic. The “At-Home” market model when combined with the PHZIO and or MSK 360 offers patients and practitioners a means to receive and deliver PT and MSK services without having to leave work during normal business hours. Patients can receive physical therapy and MSK services at almost any hour of the day. A model that is not currently employed within traditional clinical settings.

Additionally, during October 2019, the Company introduced MSK 360 treatment platform as a new silo of business that focuses on the $4 Billion North American Musculoskeletal Treatment Market to address the global musculoskeletal diseases treatment market, that is expected to reach US$ 5.7 billion in 2025 from US $3.8 billion in 2017, according to a report by The Insight Partners. The musculoskeletal diseases treatment market is estimated to grow with a CAGR of 5.3% from 2018-2025. MSK disease affects the joints, bones and muscles and also back pain. More years are lived with musculoskeletal disability than any other long-term human condition.

EWLL’s PHZIO and MSK 360 platforms have been developed to significantly support us in becoming the leader in the new industry of digital telehealth in the MSK and PT markets. Our focus is to highlight that a majority of all future MSK PT treatments can be accomplished with a smart phone. This new digital adoption will lower employee treatment costs, expand employee treatment access and improve employee compliance. Our PHZIO and MSK 360 platform allows employees and PT’s to cut the cord from the old-school, wait in line, brick and mortar clinical experience to an immediate response digital, in-home PT experience. Nearly, 100% of all PT assessments and treatments can now be done on an employee’s smart phone in the privacy of their own home. Digital MSK treatments are clearly the next upgrade the industry needs to make.

The Company has created a strong path to initial revenue generation and substantial sales growth through executing on our Workers Compensation and MSK Sales Funnel. Our Workman’s Compensation and MSK Sales Funnel currently includes over 101 companies. Starting in the Summer of 2018 we pivoted our sales process to focus on the workman’s compensation PT industry. Additionally, we added the MSK market during the summer of 2019. Multiple agreements are anticipated to be executed from our workman’s compensation and MSK sales funnel through 2019 and beyond.

During June 2019 the Company signed a Provider Service Agreement with CareIQ, a division of CorVel Healthcare Corporation, one of the largest Third-Party Insurance Administrators (“TPA”) in the U.S. with patients in all 50 states. https://www.corvel.com/about-us. Initially, PHZIO will be used to treat patients in five (5) states including: California, New Jersey, Georgia, Tennessee and Arizona. These initial states will be used to assess the effectiveness of the PHZIO digital physical therapy platform.

On October 11, 2019 The Company signed a Direct to Consumer Marketing Agreement with Wosler Holdings, Inc., a Delaware Corporation d/b/a/ Slingshot Health (“Slingshot”) (https://www.slingshothealth.com), Through this agreement, Slingshot seeks to involve EWLL affiliated PT Providers, and EWLL seeks to gain their affiliated PT Providers access to the Slingshot consumer healthcare patients through the Slingshot platform. The Parties anticipate commencing these new direct to consumer sales and marketing efforts during the fourth quarter ended December 31, 2019. The Company believes that Slingshot Healthcare is one of the leading on-line platforms for digital healthcare to consumers. Slingshot Health is a healthcare marketplace connecting people to health and wellness providers, placing control directly in the hands of those seeking and delivering care. By removing layers of bureaucracy surrounding our healthcare system, Slingshot is achieving its mission of creating better access, more affordability and greater transparency in healthcare. Through Slingshot’s proprietary platform, consumers enter the services they want, their location, availability and the price they are willing to pay. Slingshot then matches them to a local provider who can deliver the service. Healthcare consumers receive high-quality, affordable services and providers earn more overall.

On October 22, 2019, EWLL’s PHZIO Canada (“PHZIO Canada”) signed a one-year Pilot Program Agreement with C&C Insurance Consultants d/b/a/ StudentVIP.ca (“StudentVIP.ca”) (https://studentvip.ca/about-us/), Through this agreement, StudentVIP.ca seeks to market PHZIO.com services to its student health insurance clients. StudentVIP.ca is one of Canada’s largest student health insurance provider servicing over 100,000 college students. The Parties anticipate commencing these new direct to consumer sales and marketing efforts during the fourth quarter of 2019.

Plan of Operations

Based upon a business marketing pivot during the summer of 2018 and 2019, our current business model is to provision our PHZIO platform to any customer of third-party administrators (TPA’s). and or have large-scale employers use our digital MSK 360 platforms as an employee wellness program.

PreHabPT. Any individuals, who are seeking non-emergency orthopedic surgery, shall first receive a concierge online consultation, in-home or in-office PT therapy evaluation and will be prescribed a four to eight-week prehabpt.com exercise program prior to any surgery. Another in-home or in-office PT evaluation will be made following surgery and a treatment plan will be initiated. PreHabPT is up to an eight-week physician to patient pre-surgical (Prehab) digital therapeutic exercise treatment system for patients that anticipate having total join replacement (knee, hip and or shoulder) or back surgeries.

MSK 360 Comprehensive Wellness Program Following an employee receiving a PHZIOFIT fitness assessment, the employee may enroll in a 6-month comprehensive wellness program. The top line wellness goals of our MSK 360 wellness exercise program is to graduate at least 60% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a two-inch reduction in waist size, weight loss of at least 10 pounds, significant overall improvement in balance, coordination, flexibility, strength and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS) which indicates improved functional activity levels due to reduced low back, knee and hip pain.

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

Our initial PHZIO and MSK 360 platforms enables employees or patients to engage with live or on-demand video based physical therapy telemedicine treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in the Company’s PHZIO and MSK 360 programs that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic checkups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre-and post-treatment evaluation data. PHZIO and MSK 360 unlocks a host of potential for revolutionizing patient treatment models.

Our PHZIO and MSK 360 platforms, which includes design, testing, exercise intervention, follow-up, and exercise demonstration, have been developed by accomplished Los Angeles based physical therapist Darwin Fogt. Mr. Fogt has extensive experience and education working with diverse populations from professional athletes to morbidly obese. He understands the most beneficial exercise prescription to achieve optimal results and has had enormous success in motivating all patient types to stay consistent in working toward their goals. Additionally, his methods have proven effective and safe as he demonstrates exercises with attention to proper form to avoid injury. Mr. Fogt has established himself as a national leader in his field and has successfully implemented progressive solutions to delivering physical therapy: he has consulted with and been published by numerous national publications including Runner’s World, Men’s Health, Men’s Journal, and various Physical Therapy specific magazines; his 13 plus years of experience include rehabilitating the general population, as well as professional athletes, Olympic gold medalists, and celebrities. He has bridged the gap between physical therapy and fitness by opening Evolution Fitness, which uses licensed physical therapists to teach high intensity circuit training fitness classes. He also founded one of the first exclusive prenatal and postnatal physical therapy clinic in the country. Mr. Fogt is a leader in advancing the profession to incorporate research-based methods and focus on, not only rehabilitation but also wellness, functional fitness, performance, and prevention. He can recognize that the national healthcare structure (federal and private insurance) is moving toward a model of prevention and that the physical therapy profession will take a larger role in providing wellness services to patients.

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

Our underlying technology platform is complex, deeply integrated and purpose-built over the six years for the evolving physical therapy marketplace. Our PHZIO and MSK 360 platforms are highly scalable and can support substantial growth. Our PHZIO and MSK 360 platforms provides for broad interconnectivity between PT practitioners and their patients and, we believe, uniquely positions us as a focal point in the rapidly evolving PT industry to introduce innovative, technology-based solutions, such as remote patient monitoring, post-discharge treatment plan adherence and in-home care.

We plan to generate revenue from third-party PT customers and corporate wellness partnerships on a contractually recurring per PHZIO and or MSK 360 session fee basis. Our PHZIO and MSK 360 platforms are anticipated to transform the access, cost and quality dynamics of physical therapy and MSK delivery for all the market participants. We further believe any patient, employer, health plan or healthcare professional interested in a better approach to physical therapy is a potential PHZIO platform user.

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

Results of Operations of eWellness for the three and nine months ended September 30, 2019 vs. 2018

REVENUES: eWellness has reported $0 revenues from operations for the three or nine months ended September 30, 2019 and 2018. We anticipate the beginning of revenue generation by the fourth quarter of 2019.

OPERATING EXPENSES: Total operating expenses increased to $3,508,958 for the nine months ended September 30, 2019 from $2,475,910 for the nine months September 30, 2018. The increase is a result of an increased number of shares of common stock issued to consultants and for financing fees offset by a decrease in stock option expenses. Total operating expenses increased to $1,480,466 for the three months ended September 30, 2019 from $831,621 for the three months ended September 30, 2018. The increase is a result of an increased number of shares of common stock issued to consultants and for financing fees offset by a decrease in stock option expenses.

NET LOSS: The Company incurred a net loss of $4,624,131 for the nine months ended September 30, 2019, compared with a net loss of $2,699,441 for the nine months ended September 30, 2018, which reflects an increase of $1,924,690. The increase is from increased operating expenses (outlined above) of $1,033,048, increase in interest expense of $2,569,676 offset by an increase in gain on derivative liability on convertible debt and warrants of $1,645,282. For the three months ended September 30, 2019, the Company incurred a loss of $1,520,350 compared with the loss of $1,092,162 for the three months ended September 30, 2018. The increase is from increased operating expenses (outlined above) of $648,845, increase in interest expense of $1,195,844 offset by a gain on derivative liability on convertible debt and warrants of $1,420,792.

Liquidity and Capital Resources

As of September 30, 2019, we had negative working capital of $4,621,397 compared to negative working capital of $4,006,081 as of December 31, 2018. The negative working capital increase is because of an increase in convertible debt (net of discount) offset by an increase in prepaid expense. Cash used in operations was $2,388,551 and $820,315 for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in operations is a result of the increased net loss, increase in derivative liability and changes in operating assets and liabilities. Cash used in investing activities was $13,374 and $2,037 for the nine months ended September 30, 2019 and 2018, respectively. Cash flows provided by financing activities were $2,799,650 and $843,145 for the nine months ended September 30, 2019 and 2018, respectively. The increase resulted from issuance of convertible debt (net of debt issuance costs) of $2,978,850 and issuance of shares of common stock for cash totaling $59,100 reduced by $1,101,445 payment of debt. The cash balance as of September 30, 2019 was $781,060.

We have sufficient cash on hand to operate until March 2020. We anticipate that we will be able to raise additional capital on the same or better terms by early 2020 or before in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

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

Capital Expenditure Plan

During the nine months ended September 30, 2019, we raised $4,400,500, less $576,333 for debt issuance costs in equity and debt capital and $59,100 for issuance of shares of common stock for cash. We may require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Nine Months Ended September 30, 2019

On January 29, 2019, the Company received the third tranche of $60,000 relating to a note executed on July 13, 2018. During the nine months ending September 30, 2019, the Company accrued interest expense of $1,350. On July 12, 2019, the Company prepaid this note of $60,000 plus accrued interest and a prepayment penalty of $30,000. At September 30, 2019, this note is fully paid.

On January 8, 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $17,547. During the nine months ended September 30, 2019, the investor converted $30,000 of principal and $1,687 of accrued interest for 905,333 shares of common stock at a price of $.035. At September 30, 2019, there is $278,000 principal outstanding.

On January 8, 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000 each. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $17,029. During the nine months ended September 30, 2019, the investor converted $162,000 of principal for 4,424,400 shares of common stock for prices ranging from $.035 to $.042. At September 30, 2019, there is $146,000 principal outstanding.

On January 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $6,028. On July 12, 2019, the Company prepaid this note of $114,000 plus accrued interest and a prepayment penalty of $42,010. At September 30, 2019, this note is fully paid.

On January 29, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $2,753. On July 12, 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $21,369. At September 30, 2019, this note is fully paid.

On February 22, 2019, the Company received the fourth tranche of $30,000 relating to a note executed on July 13, 2018. During the nine months ending September 30, 2019, the Company accrued interest of $534. On September 17, 2019, the convertible debt holder converted $9,700 of principal for 340,000 shares of common stock at a price of $.03. At September 30, 2019, there is $20,300 principal outstanding.

On March 18, 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in six tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $.12 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche of $65,000 was received on March 21, 2019. On September 12, 2019, the Company prepaid this note of $65,000 and a prepayment penalty of $19,500. At September 30, 2019, this note is fully paid.

On March 18, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $3,226. On September 12, 2019, the Company prepaid this note of $47,300 plus accrued interest and a prepayment penalty of $16,555. At September 30, 2019, this note is fully paid.

On March 21, 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. The second tranche of $37,500 was received on July 19, 2019. During the nine months ended September 30, 2019, the Company accrued interest expense of $2,925. On September 30, 2019, the Company prepaid the first tranche of $60,000 plus accrued interest and a prepayment penalty of $30,000. At September 30, 2019, only the second tranche of $37,500 is outstanding.

On March 21, 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over separate tranches of $750,000 each; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company issued 3,260,870 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company issued 1,000,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 75% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche of $750,000 was received on March 25, 2019. The second tranche of $350,000 was received on July 12, 2019 and the Company issued 2,692,307 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of January 20, 2020. The third and final tranche was received on September 9, 2019 and the Company issued 4,000,000 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of March 12, 2020. During the nine months ended September 30, 2019, the Company accrued interest expense of $57,337.

On April 1, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $3,811. On September 12, 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $20,405. At September 30, 2019, this note is fully paid.

On May 6, 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement. On May 28, 2019, the Company executed a second extension agreement on this note within which the period of conversion by note holder was extended to June 11, 2019. The Company paid $16,105 to note holder for this extension agreement. During the nine months ended September 30, 2019, the note holder converted the $308,000 note and accrued interest of $19,5397 into 8,322,010 shares of common shares at prices ranging from $.035 $.04508. At September 30, 2019, this note has been fully converted.

On May 13, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on February 13, 2020, has an original issue discount of $10,000 and transactions costs of $3,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 65% of the lowest closing price for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $5,063.

On July 2, 2019, two Back-End notes executed in October 2018 with an institutional investor was funded for $154,000 each. Each note, which is due on October 29, 2019, has an original issue discount of $16,500. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the prior twenty (20) trading days including the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $3,038 for each note.

On July 5, 2019, the Company signed an amendment to a convertible note issued on March 21, 2019 revising the conversion price from 75% to 65% of the lowest trading price during the thirty (30) trading days prior to the conversion date.

On July 8, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $140,800. The note, which is payable on April 30, 2020, has an original issue discount of $12,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $3.379.

On July 8, 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $21,560 to note holder for this extension agreement.

On July 9, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $113,000. The note, which is due on July 9, 2020, has an original issue discount of $10,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $2,712.

On July 9, 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $235,000. The note, which is due on July 11, 2020, has an original issue discount of $25,200 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% of the lowest per share trading prices for prior the twenty (20) trading days including the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $3,605.

On July 10, 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $22,410 to note holder for this extension agreement.

On July 11, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $250,000. The note, which is due on April 19, 2020, has an original issue discount of $37,500 and transaction costs of $5,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% of the lowest per share trading price for the twenty-five (25) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $5,425.

On July 30, 2019, the Company executed two 12% Convertible Promissory Notes payable to two institutional investors in the principal amount of $38,500 each. Each note, which is due on April 30, 2020, has an original issue discount of $3,500 and transaction costs of $1,500. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $1,380 for the two notes.

On September 4, 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on July 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest of $364.

On September 9, 2019, a Back-End note executed in January 2019 with an institutional investor was funded for $154,000. The note, which is due on January 9, 2020, has an original issue discount of $14,000 and transaction costs of $5,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $641.

On September 19, 2019, two Back-End notes executed in January 2019 with an institutional investor was funded for $154,000 each. Each note, which is due on January 8, 2019, has an original issue discount of $14,000 and transactions costs of $5,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the nine months ended September 30, 2019, the Company accrued interest expense of $371 for each note.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Nine Months Ended September 30, 2019

On February 7, 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 250,000 shares of common stock at the signing of the contract valued at $30,500 that is being amortized over the life of the contract.

On March 22, 2019, the Company issued 3,260,870 shares of common stock to an institutional investor as part of a promissory note for the first tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 1,000,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

On April 2, 2019, the Company issued 800,000 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

On May 17, 2019, the Company executed a contract for three months for consulting services. The Company issued 500,000 shares of common stock at the signing of the contract valued at $53,000 that is being amortized over the life of the contract. The contract further indicated that another 500,000 shares were to be issued at the end of three months. The Company issued the second 500,000 shares of common stock on August 20, 2019. The value of the shares is $31,200 and was expensed.

On July 10, 2019, the Company issued 2,692,307 shares of common stock to an institutional investor as part of a promissory note for the second tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $167,462 which was recorded as prepaid until the six-month maturity has passed.

On September 30, 2019, the Company issued 4,000,000 shares of common stock to an institutional investor as part of a promissory note for the third and final tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $280,000 which was recorded as prepaid until the six-month maturity has passed.

On September 25, 2019, the Company executed a contract for six months for consulting services. The contract included the issuance of 250,000 shares of common stock. The value of these shares is $13,750. The shares had not yet been issued at the nine months ended September 30,2019, so the value was recorded as Shares to be Issued.

During the nine months ended September 30, 2019, the Company issued 4,749,992 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $466,403

During the nine months ended September 30, 2019, the Company issued 20,270,430 shares of common stock for debt conversion totaling $932,667 which includes $889,950 principal, $40,217 accrued interest and $2,500 due diligence fee.

Nine Months Ended September 30, 2018

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

During the nine months ended September 30, 2018, the Company issued a total of 26,598,252 shares of common stock per debt conversion of convertible notes. The total of the debt conversion was $1,190,189 which includes $163,157 of accrued interest.

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

ITEM 2 EXHIBITS

(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated June 19, 2019 filed in the Company’s 10Q for the period ended June 30, 2019.
3.1(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated September 27, 2019 filed herewith.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: November 14, 2019
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	November 14, 2019
Darin Fogt	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer	November 14, 2019
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	November 14, 2019
Brandon Rowberry

/s/ Douglas Cole	Director	November 14, 2019
Douglas Cole

/s/ Curtis Hollister	Director	November 14, 2019
Curtis Hollister

/s/ Douglas MacLellan	Director	November 14, 2019
Douglas MacLellan

/s/ Rochelle Pleskow	Director	November 14, 2019
Rochelle Pleskow

