Form 10-K
period 2019-12-31
eWELLNESS HEALTHCARE Corp
filed 2020-03-24
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-1073143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Las Olas Way, Suite 100, Ft. Lauderdale, FL	33301
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The aggregate market value of the 221,471,504 voting and non-voting common equity held by non-affiliates on June 30, 2019 (the last trading date in June 2019) computed by reference to the closing price of $199.75 on such date or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $44,238,932,924.

The number of shares of Common stock, $0.001 par value, outstanding on March 20, 2020 is 467,038,350.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2019

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

The Company has developed a new operating structure enabling it to operate in 48 states. The below noted chart illustrates the Company’s new operational structure that provides for three individual professional operating companies in California, New Jersey and most importantly Florida. With our Florida Professional Association (PA), we are able to provision our telehealth services in 46 states, (excluding: California, Delaware, Kansas and New Jersey). Thus, we formed two additional professional companies in California and New Jersey. Each professional company has executed a revocable operating agreement with the Company. These agreements are required by each individual state and states that Darwin Fogt, MPT, the sole officer, director and shareholder of each of the operating companies. All accounting services are supplied to these operating companies by the Company’s accounting team.

The Company and Nature of Business

eWellness Healthcare Corporation is a provider of the state of the art PHZIO platform for the physical therapy (“PT”) and telehealth markets and believes it is the first digital telehealth physical therapy company (“dtPT Company”) to offer real-time monitored physical therapy assessments and treatments to large-scale employers. The Company’s digital telehealth assessment and treatment platform (the “dtPT Platform” or “Platform”) has been designed to serve the $30 billion physical therapy market, the $4 billion musculoskeletal (“MSK”) market and the $8 billion corporate wellness market. Our dtPT Platform redefines the way physical therapy (“PT”) can be delivered. We believe that our Platform is able to transform the access, cost and quality dynamics of PT assessments and treatments. We began generating revenue during the fourth quarter of 2019.

We designed our Platform to enable its usage for all PT assessments and treatments by means of computer, smart phone and/or similar digital media devices (the “Access Devices”). This new approach will lower patient treatment costs, expand patient treatment access and improve patient compliance. Our dtPT Platform allows patients to avoid the time-consuming clinical experience to an immediate in-home PT experience. We believe that approximately 80% of all PT assessments and treatments can be performed using our Platform accessible via the Access Devices in the privacy of once home.

We believe that our innovative approach to solving the pervasive access, cost and quality challenges facing the current access to PT clinics, will lead to highly scalable and substantial growth in our revenues. The Company has signed 7 partnership and healthcare provider agreements to date. We believe that we are well positioned to participate in the rapidly evolving PT treatment market by introducing our innovative dtPT Platform enabling remote patient monitoring, post-discharge treatment plan adherence and in-home care. Our Platform incorporates research-based methods and focuses on, not only rehabilitation but also wellness, functional fitness, performance, and prevention.

Our dtPT Platform recognizes that the national healthcare industry (federal and private insurance) is moving toward a model of prevention and that physical therapy is expected to take a larger role in providing wellness services to patients. Due to the real-time patient monitoring feature, we believe that our dtPT Platform is reimbursable by insurance companies such as Anthem Blue Cross and Blue Shield.

The Company will initially rollout these new telehealth solutions within California, New Jersey, Georgia, Tennessee, Arizona and Canada, with plans to expand nationally over the next twelve months. With these new telehealth tools, eWellness will engage with the “At-Home” Physical Therapy and MSK treatment market. This market involves physical therapy practitioners treating patients in their home instead of a clinic. The “At-Home” market model when combined with the PHZIO and or MSK 360 offers patients and practitioners a means to receive and deliver PT and MSK services without having to leave work during normal business hours. Patients can receive physical therapy and MSK services at almost any hour of the day. A model that is not currently employed within traditional clinical settings.

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

In October 2019 The Company signed a Direct to Consumer Marketing Agreement with Wosler Holdings, Inc., a Delaware Corporation d/b/a/ Slingshot Health (“Slingshot”) (https://www.slingshothealth.com), Through this agreement, Slingshot seeks to involve EWLL affiliated PT Providers, and EWLL seeks to gain their affiliated PT Providers access to the Slingshot consumer healthcare patients through the Slingshot platform. The Parties anticipate commencing these new direct to consumer sales and marketing efforts during the fourth quarter ended December 31, 2019. The Company believes that Slingshot Healthcare is one of the leading on-line platforms for digital healthcare to consumers. Slingshot Health is a healthcare marketplace connecting people to health and wellness providers, placing control directly in the hands of those seeking and delivering care. By removing layers of bureaucracy surrounding our healthcare system, Slingshot is achieving its mission of creating better access, more affordability and greater transparency in healthcare. Through Slingshot’s proprietary platform, consumers enter the services they want, their location, availability and the price they are willing to pay. Slingshot then matches them to a local provider who can deliver the service. Healthcare consumers receive high-quality, affordable services and providers earn more overall.

In October 2019, EWLL’s PHZIO Canada (“PHZIO Canada”) signed a one-year Pilot Program Agreement with C&C Insurance Consultants d/b/a/ StudentVIP.ca (“StudentVIP.ca”) (https://studentvip.ca/about-us/), Through this agreement, StudentVIP.ca seeks to market PHZIO.com services to its student health insurance clients. StudentVIP.ca is one of Canada’s largest student health insurance provider servicing over 100,000 college students. The Parties anticipate commencing these new direct to consumer sales and marketing efforts during the first quarter of 2020.

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

Our Principal Products and Services

The principal features of our new digital telehealth physical therapy delivery system are as follows:

● ●	SaaS technology platform solution for providers bundling rehabilitation services and employer wellness programs PTs can evaluate and screen patients and calculate joint angles using drawing tool
●	First real-time remote monitored one-to-many PT treatment platform for home use
●	Ability for PTs to observe multiple patients simultaneously in real-time
●	Solves what has been a structural problem and limitation in post-acute care practice growth.
●	PT practices can experience 20% higher adherence and compliance rates versus industry standards
●	Tracking to 30% increase in net income for a PT practice.

We have commenced treating patients on various commercial contracts and started to generate revenues during the last quarter of the year ended December 31, 2019. We continue to train physical therapists on how to use our Platform, with many of these therapists treating various patients on our system on a complimentary basis. To date, our dtPT Platform has delivered over 4,000 PT assessments and treatments.

During the 2nd half of 2019, we intensified our focus on PT assessments and treatments covered under the Workers’ Compensation Insurance program which is a form of insurance providing wage replacement and medical benefits to employees injured in the course of employment. Changes in regulations related Workers’ Compensation Insurance have provided us with an opportunity to offer our MSK 360 Program as described below. Under the new regulation patients can choose to be treated in-clinic or through dtPT. Until recently, patients nearly all choose in-clinic treatment. In response to this change we developed our MSK360 Program.

We are in the final stage of developing a fourth program related to Rheumatoid Arthritis Exercises (“RA 360 Program”). We expect to make the RA 360 Program available during the third quarter of 2020.

To date, we have existing provider agreements with approximately 16 corporations based on which their employees can utilize our Platform. Additionally, we are actively pursuing as clients for our services numerus large corporate self-insured companies, TPA’s and insurance companies to sign provider agreements with us. We have historically had to devote up to one year in sales and marketing and sales activities and efforts to sign new provider agreements and to date we have executed and existing 16 provider agreements with the following companies that we expect to generate revenues during the first quarter of 2020 as follows:

Pepsi, Corvel, Imperial, Rogers, Manulife, CanadaLife, Navy & Stage Benefits, Health and Dental Plan, Slingshot Health, BBD Benefits By Design, Morneau Shapell, Green Shield Canada, Bruce Power.

Our dtPT Platform under the domain name PHZIO.com currently offers three treatment programs (i) PHIZO Program; (ii) MSK 360 Program and (iii) Pre-HabPT Program.

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

Competition

We have identified multiple privately held telemedicine and exercise platform companies that utilize Avatar/Kinect-based telerehb platforms including: Reflexion Health, RespondWell, Physmodo, Jintronx, MotionCare 360 and Five Plus. Additionally, we have identified other video-based physical therapy solutions such as: Bluejay, PT Pal, VitalRock, Physiotech, SimplyTherapy and YouTube. Yet, none of these companies have real-time PT monitoring, one-to-many platform, treatments reimbursable by payors and strong program compliance and adherence by patients.

The PHZIO Program

Our PHZIO treatment enables patients to engage with live or on-demand video based dtPT assessments and treatments from their home or office. Following a physician’s exam and prescription for physical therapy to treat back, knee or hip pain, a patient can be examined by a physical therapist and if found appropriate inducted in our PHZIO program that includes a progressive 6-month telemedicine exercise program (including monthly in-clinic checkups). All PHZIO treatments are monitored by a licensed therapist that sees everything the patient is doing while providing their professional guidance and feedback in real-time. This ensures treatment compliance by the patient, maintains the safety and integrity of the prescribed exercises, tracks patient metrics and captures pre-and post-treatment evaluation data. This innovative assessment and treatment program enable any PT practice to be able to treat more patients while utilizing the same resources.

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

Patient Program Goals. Our PHZIO program was designed so that the average patient is targeted to lose 2 pounds per week, totaling up to 48 pounds over the duration of the program to progress toward healthier defined BMI, reduction body fat percentage by at least 8%, reduced reliance on medication for blood glucose regulation and dosage or frequency and a goal of at least a 50% adherence to continuing the PHZIO program independently at conclusion of program.

Trackable Video Exercise Program. The PHZIO program video includes all aspects of wellness preventative care to ensure the best results: cardiovascular training, resistance training, flexibility, and balance and stabilization; research studies on all such distinct impairments have shown to provide effective treatment results. Each video integrates each of the four components to guarantee a comprehensive approach to the wellness program, but each video will specifically highlight one of the four components. All PHZIO Program videos can be viewed on the Access Devices.

Specific Video Programs. Each patient will receive a prescription for six months (26 week) of physical therapy and exercise that is provided by viewing on-line programs produced by us where the patient can do these exercises and stretching on their own at least 3 days per week for at least 40 minutes. To view the videos, the patient would log onto the Platform and would be directed to watch the appropriate video in sequence. As the patient is logged-in, the monitoring PT will be able to monitor how often and if the entire video session was viewed. This data would be captured and sent weekly to the prescribing physician and the monitoring PT for review. At all times, a licensed OLPT/PTA will have access to each patient utilizing the videos and will be able to communicate with a patient via videoconferencing and/or instant messaging. This will help improve adherence to the program as well as the success and safety of the patients’ treatments. A patient will also be instructed to walk or ride a bike at least 30 minutes three days per week in addition to participating in our program.

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

Exercise Patient Kits. Most patients will receive a home exercise tool kit which will include: an inflatable exercise ball, a hand pump, a yoga mat, a yoga strap and varying levels of resistance bands. Each of the PHZIO exercise videos will include exercises that incorporate the items in the tool kit. By using a bare minimum of equipment, patients should be able to participate more easily at home or at their workplace. Our estimated cost of the kit is $49, which we pay and factor into a PT licensees’ revenue stream and internal projections. The cost of the exercise kits may also be billed to the patients account.

MSK 360 Program

The musculoskeletal (MSK) system, which consists of our bones, muscles and joints, experience strain as we move. MSK related issues are a leading cause of absenteeism in the workplace and in many cases can lead to short- or long-term disability. These costs are a significant factor in any workplace and have cascading effects on employee productivity. We believe that to accelerate physical health, it is critical to prevent and address MSK timely to reduce future health costs.

Patients can receive virtual care through the MSK 360 Program with the guidance of a registered PT via our Platform through their Access Devices. As patients will not need to travel to their health appointments during the workday, telerehabilitation is a timesaver, and therefore a cost saver.

The employee will first be evaluated to determine the priority of patients’ treatments based on the severity of their condition if they are suitable for our MSK 360 Program. If a patient has experienced a major injury (e.g. fracture), he/she will be instructed to receive in-person PT care.

Any EPS and/or LW insureds may, after an in-home or in-office PT assessment, enroll in a 6-month comprehensive treatment program. The main treatment objective of our MSK360 Program is to graduate at least 60% of inducted patients through our 6-month program. Patients should expect to experience an average of a 20% reduction in BMI, a two-inch reduction in waist size, weight loss of at least 10 pounds, significant overall improvement in balance, coordination, flexibility, strength and lumbopelvic stability. Patients also should score better on Functional Outcomes Scales (Oswestry and LEFS) which indicates improved functional activity levels due to reduced low back, knee and hip pain.

PreHabPT Program

Any individuals covered by EPS and/or LW who are seeking non-emergency orthopedic surgery shall first receive an online consultation, in-home or in-office PT therapy evaluation and will be prescribed a four to eight-week pre-habilitation physical therapy (“PreHabPT”) exercise program prior to any surgery. Another in-home or in-office PT evaluation will be made following surgery and a treatment plan will be initiated. A PreHabPT Program is an eight-week physician to patient pre-surgical (Prehab) digital therapeutic exercise treatment for patients that anticipate having total join replacement (knee, hip and or shoulder) or back surgeries.

PurePT

PurePT is a patient and independent PT Program for connecting new patients to PT’s that are seeking to be treated with our PHZIO treatment system. Patient program assessments can be made in the privacy of a patient’s home or office. PurePT connects new patients to PT’s, particularly in states that have direct access rules where patient’s insurance will reimburse for treatment without requiring a physician’s prescription. PurePT puts the patient first.

Our Marketing Strategy

We pivoted and intensified our focus on generating revenues from PT assessments and treatments covered under the Workers’ Compensation Insurance program where changes in regulations related Workers’ Compensation Insurance have provided us with an opportunity to offer our MSK 360 Program as described above. Under the new regulation patients can choose to be treated in-clinic or through dtPT. Until recently, patients nearly all choose in-clinic treatment. In response to this change we developed our MSK360 Program.

Competition

The healthcare industry, including the physical therapy business, is highly competitive. The physical therapy business is highly fragmented with no company having a significant market share nationally. We believe that we are first dtPT Company to offer real-time monitored physical therapy assessments and treatments to large-scale employers.

The global Telehealth Market is likely to expand considerably with impetus from the ability of telehealth to serve rural populations. According to a report published on August 1, 2019 by Fortune Business Insights, titled “Telehealth Market: Global Market Analysis, Insights, and Forecast, 2019-2026,” the market was valued at US$ 49.8 Billion in 2018. Based on this report, the telehealth market will reach US$ 266.8 Billion by 2026.

Competitive factors affecting our business include quality of care, cost, treatment outcomes, convenience of treatment programs offered, and relationships with, and ability to meet the needs of, referral and payor sources. We compete, directly or indirectly, with many types of healthcare providers including the physical therapy departments of hospitals, private therapy clinics, physician-owned therapy clinics, and chiropractors. We may face more intense competition if consolidation of the therapy industry continues. We believe that our new approach to physical therapy will lower patient treatment costs, expand patient treatment access and improve patient compliance. Our dtPT Platform allows patients to avoid the time-consuming clinical experience to an immediate in-home PT experience. We believe that approximately 80% of all PT assessments and treatments can be performed using our Platform accessible via the Access Devices in the privacy of once home.

We believe that our business model based on digital telehealth physical therapy resulting in potential strategic competitive advantage We also believe that our competitive position is enhanced by our strategy by making physical therapy more easily accessible to patients. We offer convenient hours for the PT assessments and treatments. Our dtPT Platform allows patients to avoid the time-consuming clinical experience to an immediate in-home PT experience. We believe that approximately 80% of all PT assessments and treatments can be performed using our Platform accessible via the Access Devices in the privacy of once home. We have identified, as direct competitors, a number of privately held telemedicine and exercise platform companies as mentioned below:

Physera: Physera provides direct access to world-class physical therapists with personalized exercises programs for convenient and low-cost treatment of musculoskeletal pain. The Company has raised $10.8 million. Estimated revenues are less than $1 million in 2019. Post money valuation is currently $50 million.

Reflexion Health: Reflexion Health, Inc. develops and publishes a prescription software for medical professionals and their patients. It offers a rehab measurement tool to track patient adherence for the prescribed rehab plan. The company was incorporated in 2012 and is based in San Diego, California. The Company has raised $29.8 million. Estimated revenues are just over $1.3 million in 2019. Post money valuation is currently $100 million.

Hinge Health: Hinge Health focuses on musculoskeletal health. Hinge Health’s back and joint pain care pathways combine wearable sensor-guided exercise therapy with behavioral change through 1-on-1 health coaching and education. The Company has raised $36.1 million. Estimated revenues are just over $1.6 million in 2019. Post money valuation is currently $500 million.

Peerwell: PeerWell’s PreHab and ReHab app delivers customized daily lessons to those with scheduled surgery. The Company has raised $9.1 million. Estimated revenues are under $2.5 million in 2019. Post money valuation is currently $50 million.

Force Therapeutics: Force Therapeutics was founded in 2010 to transform the delivery of injury rehabilitation through web and mobile applications. In addition to its smart platform for mobile and web content delivery, FORCE Therapeutics produces high definition, evidenced based exercise videos for its applications. The Company has raised $25.7 million. Estimated revenues are under $1.6 million in 2019. Post money valuation is currently $100 million.

Respondwell: Respondwell offers a tele-rehabilitation platform that enables healthcare service providers to connect, monitor, and collect data about their patients. It provides its services for total joint replacement patients. Respondwell enables patients to access videos of physical therapies that are conducted by virtual instructors. The platform offers in-product rewards to increase patient engagement. It offers two online programs: Therapy@Home and Fitness@home. Estimated revenues are $5 million in 2019. The company is owned by Zimmer Biomet NYSE: ZBH.

We believe that none of the above direct competitors have real time patient monitoring, confirming patient adherence and compliance. We also believe that none of these companies offers an MSK Program, nor the depth of video exercise content and or abilities to monitor one-to-many-patient treatments as offered by our PHZIO Program.

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

Intellectual Property

With adequate funding, we anticipate the patent protection and trademark protection associated with our technology platform and unique physical therapy treatments. We have licensed our telemedicine platform from Bistromatics Inc., a company owned by our CTO, for perpetuity for any telemedicine application in any market worldwide.

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

Stark Law

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws like the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities, and believe that our operations follow the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

Other Regulatory Factors

Political, economic and regulatory influences are fundamentally changing the healthcare industry in the United States. Congress, state legislatures and the private sector continue to review and assess alternative healthcare delivery and payment systems. Based upon newly finalized FDA rules, we believe that our PHZIO platform is exempt from Federal Drug Administration (“FDA”) regulation. Yet, in the unlikely event that these rules change in the future, the FDA could then require us to seek 510K approvals for our on-line services that could create delays in provisioning our PHZIO services. (See FDA ruling noted below) Also, potential alternative approaches could include mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums, the creation of large insurance purchasing groups, and price controls. Legislative debate is expected to continue in the future and market forces are expected to demand only modest increases or reduced costs. For instance, managed care entities are demanding lower reimbursement rates from healthcare providers and, in some case, are requiring or encouraging providers to accept capitated payments that may not allow providers to cover their full costs or realize traditional levels of profitability. We cannot reasonably predict what impact the adoption of any federal or state healthcare reform measures or future private sector reform may have on our business.

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

Employees

At the year ended December 31, 2019, we had 2 employees in the United States, approximately 7 employees through Bistromatics in Canada and various consultants. We utilize the services of consultants for safety testing, regulatory and legal compliance and other services.

Legal Proceedings

In June 2018, a settlement agreement was signed between the Company and holder of the note payable with the following terms for the cancellation of the note payable, accrued interest and all warrants granted relating to the various notes:

1.	The Company will issue 54,189 shares of commons stock that is immediately tradeable under Securities and Exchange Commission Rule 144, but subject to a daily trading limit of 500 shares per day;
2.	The Company will issue 25,811 shares of common stock that shall be subject to a 180-day holding period and are also subject to a daily trading limit of 25,000 shares per day;
3.	The holder of the note payable shall bear all fees and expenses, including attorneys’ fees, associated with the transfer and trading of the Company’s shares;
4.	Beyond issuing the shares noted above, the Company shall not take any additional action that would cause the note holder to incur tax consequence from the transfer or would affect the note holder’s tax consequences in any way.

The Company issued the 80,000 shares of common stock on June 20, 2018. At December 31, 2019, the Company had no indebtedness to this holder of the note payable of principal or accrued interest or exercisable warrants relating to the note.

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

Based on our financial statements for the years ended December 31, 2019 and 2018, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

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

We have a history of net losses; we may never achieve or sustain profitability or positive cash flow from operations.

We have incurred net losses in each fiscal year since our inception, including net losses of $9,460,785 for the year ended December 31, 2019 and $4,451,462 for the year ended December 31, 2018. As of the year ended December 31, 2019, we had an accumulated deficit of $30,862,019. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable.

We have a limited operating history under our current platform, it is difficult to evaluate our business and future prospects and increases the risks associated with investment in our securities.

We have operated our PHIZO platform since November 2014. As a result, our platform and business model have not been fully proven, and we have only a limited operating history on which to evaluate our business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract, retain and incentivize clients to use our platform, as well as respond to competition and plan for and scale our operations to address future growth. We may not be successful in addressing these and other challenges we may face in the future, and our business and future prospects may be materially and adversely affected if we do not manage these and other risks successfully. Given our limited operating history, we may be unable to effectively implement our business plan which could materially harm our business or cause us to scale down or cease our operations.

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

We are subject to the Stark Law, which may result in significant penalties

Provisions of the Omnibus Budget Reconciliation Act of 1993 (42 U.S.C. § 1395nn) (the “Stark Law”) prohibit referrals by a physician of “designated health services” which are payable, in whole or in part, by Medicare or Medicaid, to an entity in which the physician or the physician’s immediate family member has an investment interest or other financial relationship, subject to several exceptions. Unlike the Fraud and Abuse Law, the Stark Law is a strict liability statute. Proof of intent to violate the Stark Law is not required. Physical therapy services are among the “designated health services”. Further, the Stark Law has application to the Company’s management contracts with individual physicians and physician groups, as well as, any other financial relationship between us and referring physicians, including any financial transaction resulting from a clinic acquisition. The Stark Law also prohibits billing for services rendered pursuant to a prohibited referral. Several states have enacted laws similar to the Stark Law. These state laws may cover all (not just Medicare and Medicaid) patients. Many federal healthcare reform proposals in the past few years have attempted to expand the Stark Law to cover all patients as well. As with the Fraud and Abuse Law, we consider the Stark Law in planning our clinics, marketing and other activities and believe that our operations follow the Stark Law. If we violate the Stark Law, our financial results and operations could be adversely affected. Penalties for violations include denial of payment for the services, significant civil monetary penalties, and exclusion from the Medicare and Medicaid programs.

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

The regulatory framework for privacy and data protection is complex and evolving, and changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations, could adversely affect our business.

In the course of our day-to-day business operations we receive and use personal information and other user data. As the result, we are subject to numerous federal, state and local laws and regulations regarding privacy, data protection and protection of personal information. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection in the United States is, and is likely to remain for the foreseeable future, uncertain and complex, is changing, and the interpretation and enforcement of the rules and regulations that form part of this regulatory framework may be inconsistent among jurisdictions, or conflict with other laws and regulations. Such laws and regulations as they apply to us may be interpreted and enforced in a manner that we do not currently anticipate. Any significant change in the applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of user data, or their interpretation, or any changes regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such data must be obtained, could increase our costs and require us to modify our platform and our products and services, in a manner that could materially affect our business.

The laws, regulations, and industry standards concerning privacy, data protection, and information security also continue to evolve. For example, in June 2018, California passed the California Consumer Privacy Act (the “CCPA”), effective January 1, 2020, which requires companies that process personal information of California residents to make new disclosures to consumers about such companies’ data collection, use, and sharing practices and inform consumers of their personal information rights such as deletion rights, allows consumers to opt out of certain data sharing with third parties, and provides a new cause of action for data breaches. The State of Nevada has also passed a law, effective October 1, 2019, that amends the state’s online privacy law to allow consumers to submit requests to prevent websites and online service providers from selling personally identifiable information that they collect through a website or online service. The costs of compliance with, and other burdens imposed by, the privacy and data protection laws and regulations may limit the use and adoption of our services and could have a material adverse impact on our business. As a result, we may need to modify the way we treat such information.

Any failure or perceived failure by us to comply with any privacy and data protection policies, laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, governmental entities or agencies, or others. We could incur significant costs investigating and defending such claims and, if found liable, significant damages. Further, public scrutiny of or complaints about technology companies or their data handling or data protection practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act which requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2019. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Risks Relating to Our Securities

There is a limited market for our common stock, and there may never be, an active market for our common stock and we cannot assure you that the common stock will remain liquid or that it will continue to be listed on a securities exchange.

Our common stock is listed on the pink sheets and trades under the symbol “EWLLD”. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Our common stock is thinly traded, sale of your holding may take a considerable amount of time.

Our shares of our common stock are thinly traded on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

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

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.001 to a high of $200.00 since trading began in 2016. Many factors could have a significant impact on the future price of our common shares, including:

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

As of February 20, 2020, we are authorized to issue 20,000,000,000 shares of common stock, $0.001 par value per share. As of March 20, 2020, there were 467,038,350 shares of common stock issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

We are authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. As of March 20, 2020, there were 1,000,000 shares of preferred stock issued and outstanding. The Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

Sales of the shares of our common stock issuable upon exercise of warrants and upon conversion of our convertible securities, would likely have a depressive effect on the market price of our common stock. Further, the existence of, and/or potential exercise or conversion of all or a portion of these securities, create a negative and potentially depressive effect on our stock price because investors recognize that they overhang the market currently. As a result, the terms on which we may obtain additional financing during the period any of these warrants or convertible securities remain outstanding may be adversely affected by the existence of such warrants and convertible securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Until December 2019, our corporate office was in Culver City, California. The Company leased space for $500 per month from Evolution Physical Therapy, a company previously owned by our CEO. The Company terminated the use of this space in September 2018. (See “Certain Relationships and Related Transactions” below). In addition, from April 2017 until February 2018, the Company rented facilities in Los Angeles, California for $1,200 per month from a third-party agency. From September 2018 to June 2019, the Company rented studio space for $1,850 per month from a third-party agency. From June 2019 until November 2019, the Company utilized boutique office space for $350 per month from a third-party agency.

In December 2019, the corporate office was moved to Ft. Lauderdale, Florida. The Company leases space from a third-party agency for $833 per month.

ITEM 3. LEGAL PROCEEDINGS

On June 20, 2018, a settlement agreement was signed between the Company and holder of the note payable with the following terms for the cancellation of the note payable, accrued interest and all warrants granted relating to the note:

1.	The Company will issue 54,188 shares of commons stock that is immediately tradeable under Securities and Exchange Commission Rule 144, but subject to a daily trading limit of 500 shares per day;
2.	The Company will issue 25,811 shares of common stock that shall be subject to a 180-day holding period and are also subject to a daily trading limit of 500 shares per day;
3.	The holder of the note payable shall bear all fees and expenses, including attorneys’ fees, associated with the transfer and trading of the Company’s shares;
4.	Beyond issuing the shares noted above, the Company shall not take any additional action that would cause the note holder to incur tax consequence from the transfer or would affect the note holder’s tax consequences in any way.

The Company issued the 80,000 shares of common stock on June 20, 2018. At December 31, 2019, the Company had no indebtedness to this holder of the note payable principal, accrued interest or any warrants issued in relation to the notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On March 1, 2016, our common stock became subject to quotation on the OTCQB Market under the symbol “EWLL”, an inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of the Company’s securities on the OTCQB Market limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The Nasdaq Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. On March 9, 2020, because of the bid price deficiency, the Company’s common stock was moved from the OTCQB market to the pink sheets. With reverse split completed on February 2, 2010, the price range information in the following table have been adjusted as if the reverse split were completed at the beginning of the year ended December 31, 2018. As of February 12, 2020, FINRA approved the 1:50 reverse split and the OTCQB Market symbol was changed to “EWLLD”.

	Price Range
Period	High	Low
Year Ended December 31, 2019:
First Quarter	$13.00	$5.50
Second Quarter	$6.00	$3.50
Third Quarter	$4.50	$2.00
Fourth Quarter	$2.00	$.05
Year Ending December 31, 2020:
First Quarter	$0.20	$0.001

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

Record Holders. As of March 20, 2020, we had 467,038,350 shares of $0.001 par value common stock issued and outstanding held by 127 shareholders of record.

As of March 20, 2020, there are 97,015 outstanding options and/or warrants to purchase common equity of the Company with exercise prices.

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

Securities Authorized for Issuance under Equity Compensation Plans.

The 2018 Equity Incentive Plan

On January 2, 2018, the Board of Directors approved the 2018 Equity Incentive Plan pursuant to which officers, directors and certain consultants will be eligible to be issued shares of common stock upon authorization by the Board. The maximum number of shares reserved and available for issuance is 20,000,000 shares of common stock. On November 1, 2018, the Company issued 348,000 shares to officers, directors and certain consultants under this plan. The value of the shares was $1,566,000.

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

On February 12, 2020, FINRA approved a 50:1 reverse split for the Company’s common stock. Consequently, all common shares have been adjusted as if the reverse split was completed at the beginning of the year ended December 31, 2018.

Sales of Unregistered Securities in 2018:

In June 2018, the Company executed an Equity Purchase Agreement with an institutional investor within which the investor agrees to purchase up to $1,500,000 of the Company’s common stock, par value $0.001. As an inducement to the investor to enter into the agreement, the Company issued 20,000 restricted shares of common stock to the investor valued at $70,000.

During the year ended December 31, 2019, the Company issued 80,000 shares of common stock for settlement of a complaint filed in the United States Federal District Count. The debt settled totaled $236,869 which includes $56,817 of accrued interest.

During the year ended December 31, 2019, the Company issued 106,000 shares of common stock for consulting services for a value of $512,115.

During the year ended December 31, 2019, the Company issued 52,000 shares of common stock for consulting services. The weighted average price of these shares was $5.00. The value of these shares is $239,300 and is being amortized over the life of the contracts ranging from six to twelve months.

During the year ended December 31, 2019, the Company issued 625,714 shares of common stock for debt conversion. The total debt conversion was $1,284,582 principal and $172,200 of accrued interest.

During the year ended December 31, 2019, the Company issued 49,377 shares of common stock for financing costs relating to convertible debt. The value of the financing costs was $127,374.

During the year ended December 31, 2019, the Company issued 348,000 shares of common stock to officers, directors and consultants per the eWellness Healthcare Corporation 2018 Equity Incentive Plan adopted on January 2, 2018. The value of the shares issued was $1,566,000, of which $1,215,912 was recorded as a reduction of contributed capital.

Sales of Unregistered Securities in 2019:

On February 7, 2019, the Company executed an amendment to a contract executed on April 8, 2018 for twelve months for consulting services. The Company issued 5,000 shares of common stock at the signing of the contract valued at $30,750 that is being amortized over the life of the contract.

On March 22, 2019, the Company issued 65,217 shares of common stock to an institutional investor as part of a promissory note for the first tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 20,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

On April 2, 2019, the Company issued 16,000 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

On May 17, 2019, the Company executed a contract for three months for consulting services. The Company issued 10,000 shares of common stock at the signing of the contract valued at $53,000 that is being amortized over the life of the contract. The contract further indicated that another 500,000 shares were to be issued at the end of three months. The Company issued the second 10,000 shares of common stock on August 20, 2019. The value of the shares is $31,200 and was expensed.

On July 10, 2019, the Company issued 53,846 shares of common stock to an institutional investor as part of a promissory note for the second tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $167,462 which was recorded as prepaid until the six-month maturity has passed.

On September 25, 2019, the Company executed a contract for six months for consulting services. The contract included the issuance of 5,000 shares of common stock. The value of these shares is $13,750 which was recorded as prepaid and is being amortized over the life of the contract.

On September 30, 2019, the Company issued 80,000 shares of common stock to an institutional investor as part of a promissory note for the third and final tranche payment. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $280,000 which was recorded as prepaid until the six-month maturity has passed.

On October 3, 2019, the Company executed a contract for twelve months for consulting services. The contract included the issuance of 16,000 shares of common stock. The value of these shares is $26,000 which was recorded as prepaid and is being amortized over the life of the contract.

During the year ended December 31, 2019, the Company issued 117,500 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $480,685.

During the year ended December 31, 2019, the Company issued 8,225,381 shares of common stock for debt conversion totaling $1,955,557 which includes $1,776.901 principal, $157,756 accrued interest and $20,900 financing fees.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2019 and 2018 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

eWellness has developed a unique telemedicine platform that offers Distance Monitored Physical Therapy Program (“PHZIO program”) to pre-diabetic, cardiac and health challenged patients, through contracted physician practices and healthcare systems specifically designed to help prevent patients that are pre-diabetic from becoming diabetic.

Results of Operations of eWellness for the Twelve-month Periods Ended December 31, 2019 vs. 2018

REVENUES: eWellness has reported $3,635 and $0 revenues from operations for the years ended December 31, 2019 and December 31, 2018, respectively.

OPERATING EXPENSES: Total operating expenses increased to $4,304,842 for the year ended December 31, 2019 from $3,695,069 for the year ended December 31, 2018. The increase is a result of increases in the value of stock issued to directors, financing fees, travel and meal expenses offset by a reduction of stock option expense.

NET LOSS: The Company incurred a net loss of $9,460,785 for the year ended December 31, 2019, compared with a net loss of $4,451,462 for the year ended December 31, 2018, which reflects an increase of $5,009,323. The increase is primarily because of an increase of general and administrative expenses (outlined above) of $336,006 increase in interest expense of $3,781,794 and increase in loss on derivative liability of $541,715.

Liquidity and Capital Resources

As of December 31, 2019, we had negative working capital of $6,937,847 compared to negative working capital of $4,006,081 as of December 31, 2018. The main portion of the negative working capital increase is because of an increase in convertible debt, net of discount, and an increase in derivative liability. Cash flows provided by financing activities were $2,849,650 and $1,678,895 for the years ended December 31, 2019 and December 31, 2018, respectively. The increase in cash flows from financing activities was from the issuance of convertible debt for cash. The cash balance as of December 31, 2019 was $240,722.

For the year ended December 31, 2019, there was a negative cash flows from operations of $2,978,814 compared to a negative cash flows from operations of $1,288,209 for the year ended December 31, 2018. This is primarily due to an increase in the net loss. We are seeking financing in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

On December 5, 2019, the Company had filed a Definitive Information Statement with the SEC (the “Information Statement”) pursuant to which the Company, based upon the Joint Written Consent of our Board of Directors and Majority Consenting Stockholders, authorized the Reverse Split on a ratio not to exceed a one-for-fifty (1:50) basis, which Reverse Split was to be initiated within 365 days from December 5, 2019. On December 12, 2019, our Board of Directors approved the one-for-fifty (1:50) Reverse Split and filed the requisite application with FINRA. On February 12, 2020, FINRA approved the one-for-fifty (1:50) Reverse Split

Contingencies

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

The statute of limitations applicable to SEC enforcement proceedings is 28 U.S.C. § 2462. Section 2462 provides that “an action, suit or proceeding for the enforcement of any civil fine, penalty, or forfeiture, pecuniary or otherwise,” must be commenced within five (5) years from the date when the relevant claim accrued. Section 2462 has also been applied in enforcement proceedings brought by other federal regulatory agencies, including the Commodities and Futures Trading Commission, the Office of Foreign Assets Control, the Federal Communications Commission, and the Federal Energy Regulatory Commission. The SEC is now barred from commencing an enforcement action against the Company because the deadline for the SEC to commence such action expired on or before September 30, 2019. Because of this expiration date, the Company has removed the $90,000 from the balance and recorded it as Gain on Contingent Liability.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-24 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

eWellness Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of eWellness Healthcare Corporation (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to earn significant revenue, has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 24, 2020

We have served as the Company’s auditor since 2016

eWELLNESS HEALTHCARE CORPORATION

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash	$240,722	$383,335
Accounts receivable	3,635	-
Prepaid expenses	157,139	95,508

Total current assets	401,496	478,843

Property & equipment, net	22,810	14,092
Intangible assets, net	9,000	11,000

TOTAL ASSETS	$433,306	$503,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$310,747	$236,741
Accounts payable - related party	586,372	684,173
Accrued expenses - related party	138,868	214,076
Accrued compensation	532,974	1,113,470
Contingent liability	-	90,000
Convertible debt, net of discount	2,240,408	562,362
Derivative liability	3,529,974	1,584,102

Total current liabilities	7,339,343	4,484,924

Total Liabilities	7,339,343	4,484,924

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 250,000 and 0 issued and outstanding, respectively	250	-
Common stock, authorized 4,500,000,000 shares, $.001 par value, 12,752,084 and 4,128,139 issued and outstanding, respectively	12,752	4,128
Shares to be issued	150	-
Additional paid in capital	23,942,830	17,416,117
Accumulated deficit	(30,862,019)	(21,401,234)

Total Stockholders’ Deficit	(6,906,037)	(3,980,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$433,306	$503,935

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2019	December 31 2018

REVENUE	$3,635	$-

OPERATING EXPENSES
Executive compensation	408,000	408,000
General and administrative	1,492,944	1,156,938
Professional fees	2,403,898	2,130,131

Total Operating Expenses	4,304,842	3,695,069

Loss from Operations	(4,301,207)	(3,695,069)

OTHER INCOME (EXPENSE)
Interest income	41	-
Gain (loss) on extinguishment of debt	-	159,479
Gain (loss) on derivative liability	(720,653)	(178,938)
Gain on contingent liability	90,000	-
Foreign exchange rate	-	12,598
Loss on disposal of asset	-	(2,134)
Interest expense	(4,527,336)	(745,542)

Net Loss before Income Taxes	(9,459,155)	(4,449,606)

Income tax expense	(1,630)	(1,856)

Net Loss	$(9,460,785)	$(4,451,462)

Basic and diluted (loss) per common share	$(1.86)	$(1.32)

Weighted average shares outstanding	5,083,148	3,374,115

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Shares		Common Shares		Shares to	Additional	Accumulated	Total Stock holders’
	Shares	Amount	50:1 split	Amount	be issued	Paid in Capital	Deficit	Deficit

Balance at December 31, 2017	-	$-	2,847,048	$2,847	$-	$13,317,636	$(16,949,772)	$(3,629,289)

Contributed services	-	-			-	220,500	-	220,500

Option expense	-	-			-	467,938	-	467,938

Shares issued to officers, directors and consultants	-	-	348,000	348	-	349,740	-	350,088

Shares issued for contribution	-	-	20,000	20	-	69,980	-	70,000

Shares issued for debt conversion	-	-	705,714	706	-	2,111,741	-	2,112,447

Shares issued for financing costs	-	-	49,377	49	-	127,325	-	127,374

Shares issued for prepaid services	-	-	52,000	52	-	239,248	-	239,300

Shares issued for services	-	-	106,000	106	-	512,009	-	512,115

Net loss	-	-		-	-	-	(4,451,462)	(4,451,462)

Balance at December 31, 2018	-	$-	4,128,139	$4,128	$-	$17,416,117	$(21,401,234)	$(3,980,989)

Contributed services	-	-			-	216,000	-	216,000

Shares issued to officers, directors and consultants	250,000	250			-	749,750	-	750,000

Shares issued for cash	-	-	16,000	16	-	59,084	-	59,100

Shares issued for debt conversion	-	-	8,225,381	8,225	-	3,929,566	-	3,937,791

Shares issued for financing costs	-	-	20,000	20	-	114,980	-	115,000

Shares issued for prepaid services	-	-	235,064	235	-	945,726	-	945,961

Shares issued for services	-	-	127,500	128	150	511,607	-	511,885

Net loss	-	-			-	-	(9,460,785)	(9,460,785)

Balance at December 31, 2019	250,000	$250	12,752,084	$12,752	$150	$23,942,830	$(30,862,019)	$(6,906,037)

The accompanying notes are an integral part of these financial statements

 eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities
Net loss	$(9,460,785)	$(4,451,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,731	5,982
Contributed services	216,000	220,500
Shares issued for consulting services	511,885	512,115
Shares issued for contribution	-	70,000
Shares issued for financing costs	135,900	127,374
Shares issued to officers, directors and consultants	187,500	350,088
Options expense	-	467,938
Amortization of debt discount and prepaids	4,805,376	812,499
Loss on disposal of fixed asset	-	2,134
Gain on settlement of debt	-	(159,479)
Gain on contingent liability	(90,000)	-
Foreign currency exchange gain	-	(12,598)
Loss on derivative liability	720,653	178,938
Changes in operating assets and liabilities
Prepaid expense	(49,197)	22,479
Accounts receivable	(3,635)	-
Accounts payable and accrued expenses	231,762	130,454
Accounts payable - related party	(97,800)	332,661
Accrued expenses - related party	(22,708)	60,067
Accrued compensation	(70,496)	42,101

Net cash used in operating activities	(2,978,814)	(1,288,209)

Cash flows from investing activities
Purchase of equipment	(13,449)	(14,233)
Net cash used in investing activities	(13,449)	(14,233)

Cash flows from financing activities
Shares issued for cash	59,100	-
Proceeds from issuance of convertible debt	4,458,450	1,922,600
Original issue discount and debt issuance costs	(565,450)	(242,700)
Payments on debt	(1,102,450)	(1,005)

Net cash provided by financing activities	2,849,650	1,678,895

Net increase (decrease) in cash	(142,613)	376,453

Cash, beginning of period	383,335	6,882

Cash, end of period	$240,722	$383,335

Supplemental Information:
Cash paid for:
Taxes	$1,600	$1,856
Interest Expense	$-	$-
Non cash items:
Warrants issued with debt	$-	$-
Derivative liability and debt discount issued with new notes	$4,385,384	$1,099,732
Shares issued for debt conversion	$1,955,557	$1,456,782
Exercise of warrants	$-	$-
Shares issued for extinguishment of accounts payable	$-	$-
Shares issued to directors and consultants as reduction of contributed capital	$-	$1,215,912
Shares issued for prepaids	$945,961	$239,300

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

Notes to Financial Statements

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company has generated minimal revenues to date.

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

We have commenced treating patients on various commercial contracts and have generated minimal initial revenues during the 4th quarter of 2019. Despite the lack of significant revenues, we continue to train physical therapist on using our PHZIO treatment platform, with many of these therapists treating various patients on our system on a complimentary basis. Our PHZIO system has delivered over 4,000 telerehab treatments to date.

Our latest challenges in the Workers Compensation space has been patient adoption of PHZIO, related to a patients’ choice to choose if they are treated in-clinic or digitally. They are nearly all choosing in-clinic care. Our pivot to address this issue was to develop and sell MSK 360 a pre-injury fitness exam and custom exercise platform that is just rolling out now. Next, we finally are getting traction for our Per-Hab product with several large TPA’s. Lastly, multiple clients are requesting a Rheumatoid Arthritis Exercise product (RA 360) that is currently being developed with a launch date of mid-January. With the success of MSK 360 we expect that more Workers Comp patients will choose digital care over in-clinic care.

We have now developed four key products with large scale users that need to turn on utilization in 2020. We have a large list of corporate self-insured, TPA and insurance company sales book that we are actively focused on selling to them our MSK-360 and Pre-Hab platforms. We expect good traction from many of these firms in 2020. These products are:

+PHZIO: Realtime PT monitored Digital PT Treatments (post-injury)

+MSK 360: Digital “PHZIOFIT” fitness exam and customer exercise plans for employees, (pre-injury)

+Pre-Hab: Digital pre-surgery (non-monitored) for Total Knee, Hip and Shoulder surgery (post injury and pre-surgery)

+RA 360: (Available January 2020) Rheumatoid Arthritis Exercise Plan

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The information regarding common stock shares, options and warrants throughout this document have been adjusted to reflect the 1:50 reverse split authorized by the Board of Directors on December 16, 2019 and further approved by FINRA on February 12, 2020.

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

Going Concern

For the year ended December 31, 2019, the Company had minimal revenues. The Company has an accumulated deficit of $30,862,019 and a working capital deficit of $6,937,847. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,529,974	$-	$-	$3,529,974
Total Liabilities measured at fair value	$3,529,974	$-	$-	$3,529,974

As of December 31, 2018, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,584,102	$-	$-	$1,584,102
Total Liabilities measured at fair value	$1,584,102	$-	$-	$1,584,102

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

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2019 and 2018, there was no impairment recognized.

Intangible Assets

The Company accounts for assets that are not physical in nature as intangible assets. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Intangible assets with indefinite useful lives are reassessed each year for impairment. If an impairment has occurred, then a loss is recognized. An impairment loss is determined by subtracting the asset’s fair value from the asset’s book/carrying value. For the years ended December 21, 2019 and 2018, there was no impairment recognized.

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the periods ended December 31, 2019 and 2018, no dilutive shares are added into the loss per share calculations. While currently antidilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents

	2019	2018

Options	57,000	57,000
Warrants	42,015	74,364
Convertible Notes	1,782,346	506,605
	1,881,361	637,969

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company complies with the provisions of this amendment in recording share-based payment transactions at grant date per the equity valuation on that date.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 3. Property and Equipment

Property and equipment consist of computer equipment that is stated at cost $31,888 and $22,654 less accumulated depreciation of $9,078 and $8,562 for the years ended December 31, 2019 and 2018, respectively. Depreciation expense was $4,731 and $3,028 for the years ended December 31, 2019 and 2018, respectively.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets was $24,770 and $24,770 less accumulated amortization of $15,770 and $13,770 for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the amortization expense recorded was $2,000 and $2,954, respectively.

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

The Tax Cuts and Jobs Act, enacted on December 22, 2017, reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018.

Net deferred tax liabilities consist of the following components as of December 31, 2019 and 2018:

	2019	2018

Deferred tax assets:
NOL carryover	$2,402,900	$1,204,500
Accrued payroll	111,900	233,800
Deferred rent	-	-
Related party accruals	123,100	143,700
Deferred tax liabilities
Depreciation	800	300
Valuation allowance	(2,638,700)	(1,582,300)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2019 and 2018 due to the following:

	2019	2018

Book loss	$(1,986,800)	$(934,800)
Depreciation	(500)	-
Contributed services	45,400	46,300
Meals & entertainment	10,800	4,200
Stock for prepaids	196,000	63,200
Stock for consulting	157,900	222,500
Option expense	-	98,300
Amortization of debt discount	813,100	107,400
Accrued payroll	(121,900)	8,800
Loss on conversion of debt	-	(159,500)
Gain on contingent liability	(18,900)	-
Related party accruals	(20,500)	-
Loss on derivative	151,300	37,600
Valuation allowance	774,100	506,000
	$-	$-

At December 31, 2019, the Company had net operating loss carryforwards of approximately $11,505,000 that may be offset against future taxable income from the year 2020 through 2039. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2019 and 2018, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued related to unrecognized benefits.

The tax years ended December 31, 2019, 2018 and 2017 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer (“CTO”) is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The PC will also have the right to appoint 40% of the directors. At the end of December 31, 2019, the Company had a payable of $582,832 due to this company.

For the first nine months of the year ended December 31, 2018, the Company rented office space from a company owned by our CEO. The imputed rent expense of $500 per month for nine months is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet. For the last three months of the year ended December 31, 2018 and the full year ended December 31, 2019 the Company rented office space from a third-party provider.

Throughout the year ended December 31, 2019, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of December 31, 2019 and December 31, 2018 were $1,368 and $3,076, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $137,500 and $211,000 at December 31, 2019 and December 31, 2018, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $532,974 and $1,113,470 at December 31, 2019 and December 31, 2018 respectively.

Note 7. Convertible Notes Payable

Year Ended December 31, 2019

In January 2019, the Company received the third tranche of $60,000 relating to a note executed on July 13, 2018. During the year ending December 31, 2019, the Company accrued interest expense of $1,350. In July 2019, the Company prepaid this note of $60,000 plus accrued interest and a prepayment penalty of $30,000. At December 31, 2019, this note is fully paid.

In January 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $20,466. During the year ended December 31, 2019, the investor converted $266,000 of principal and $17,672 of accrued interest for 1,409,860 shares of common stock prices ranging between $.05 and $1.75. At December 31, 2019, there is $42,000 principal outstanding.

In January 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000 each. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $18,535. During the year ended December 31, 2019, the investor converted $308,000 of principal and $18,535 of accrued interest for 839,210 shares of common stock for prices ranging from $.10 to $2.10. At December 31, 2019, this note is fully converted.

In January 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $6,028. In July 2019, the Company prepaid this note of $114,000 plus accrued interest and a prepayment penalty of $42,010. At December 31, 2019, this note is fully paid.

In January 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended December 31, 2019, the Company accrued interest of $2,753. In July 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $21,369. At December 31, 2019, this note is fully paid.

In February 2019, the Company received the fourth tranche of $30,000 relating to a note executed on July 13, 2018. During the year ending December 31, 2019, the Company accrued interest of $700. During the year ended December 31, 2019, the investor converted $29,504 of principal for 382,800 shares of common stock at prices ranging from $.05 and $1.50. At December 31, 2019, there is $496 principal and $700 accrued interest outstanding.

In March 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in six tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $6.00 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche of $65,000 was received in March 2019. In September 2019, the Company prepaid this note of $65,000 and a prepayment penalty of $19,500. At December 31, 2019, this note is fully paid.

In March 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $3,226. In September 2019, the Company prepaid this note of $47,300 plus accrued interest and a prepayment penalty of $16,555. At December 31, 2019, this note is fully paid.

In March 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. The second tranche of $37,500 was received on July 19, 2019. During the year ended December 31, 2019, the Company accrued interest expense of $3.209. In September 2019, the Company prepaid the first tranche of $60,000 plus accrued interest and a prepayment penalty of $30,000. At December 31, 2019, only the second tranche of $37,500 is outstanding.

In March 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over separate tranches; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company issued 65,217 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company issued 20,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche of $750,000 was received on March 25, 2019. The second tranche of $350,000 was received on July 12, 2019 and the Company issued 53,846 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of January 20, 2020. The third and final tranche was received on September 9, 2019 and the Company issued 80,000 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of March 12, 2020. During the year ended December 31, 2019, the Company accrued interest expense of $112,372. During the year ended December 31, 2019, the investor converted $393,647 of principal and $77,017 of accrued interest for 3,705,340 shares of common stock at prices ranging from $0.02 to $11.00. At the year ended December 31, 2019, there is $1,106,353 principal and $35,355 accrued interest outstanding.

In April 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest of $3,811. In September 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $20,405. At December 31, 2019, this note is fully paid.

In May 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement. On May 28, 2019, the Company executed a second extension agreement on this note within which the period of conversion by note holder was extended to June 11, 2019. The Company paid $16,105 to note holder for this extension agreement. During the year ended December 31, 2019, the note holder converted the $308,000 note and accrued interest of $19,539 into 166,440 shares of common shares at prices ranging from $1.75 to $2.26. At December 31, 2019, this note has been fully converted.

In May 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on February 13, 2020, has an original issue discount of $10,000 and transactions costs of $3,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 65% of the lowest closing price for the twenty (20) trading days prior to the conversion date. During the years ended December 31, 2019, the Company accrued interest expense of $7,723. During the year ended December 31, 2019, the investor converted $91,500 of principal and $6,000 of accrued interest into 1,596,158 shares of common stock at prices ranging from $0.04 to $0.20. At the year ended December 31, 2019, there is $18,500 principal and $1,723 accrued interest outstanding.

In July 2019, two Back-End notes executed in October 2018 with an institutional investor was funded for $154,000 each. Each note, which is due on October 29, 2019, has an original issue discount of $14,000 and transaction costs of $2,500. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the prior twenty (20) trading days including the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $6,143 for each note.

In July 2019, the Company signed an amendment to a convertible note issued on March 21, 2019 revising the conversion price from 75% to 65% of the lowest trading price during the thirty (30) trading days prior to the conversion date.

In July 2019 the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $140,800. The note, which is payable on April 30, 2020, has an original issue discount of $12,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest of $7,192.

In July 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $21,560 to note holder for this extension agreement.

In July 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $113,000. The note, which is due on July 9, 2020, has an original issue discount of $10,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $6,130.

In July 2019, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $235,200. The note, which is due on July 11, 2020, has an original issue discount of $25,200 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 65% average of the lowest closing bid price for the prior twenty (20) trading days including the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $8,351.

In July 2019, the Company executed a convertible note conversion period extension agreement on a note dated January 8, 2019 within which the period of conversion by note holder was extended to August 9, 2019. The Company paid $22,410 to note holder for this extension agreement.

In July 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $250,000. The note, which is due on April 19, 2020, has an original issue discount of $37,500 and transaction costs of $5,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the average of the lowest per share trading prices for the twenty-five (25) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $12,986.

In July 2019, the Company executed two 12% Convertible Promissory Notes payable to two institutional investors in the principal amount of $38,500 each. Each note, which is due on April 30, 2020, has an original issue discount of $3,500 and transaction costs of $1,500. The convertible notes convert into common stock of the Company at a conversion price that shall be equal to the 65% of the lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $3,746 for the two notes.

In September 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on July 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest of $1,967.

In September 2019, a Back-End note executed in January 2019 with an institutional investor was funded for $154,000. The note, which is due on January 9, 2020, has an original issue discount of $14,000 and transaction costs of $5,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $3,747.

In September 2019, two Back-End notes executed in January 2019 with an institutional investor was funded for $154,000 each. Each note, which is due on January 8, 2020, has an original issue discount of $14,000 and transactions costs of $5,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the 70% of the average of the two (2) lowest per share trading prices for the prior twenty (20) trading days including the conversion date. During the year ended December 31, 2019, the Company accrued interest expense of $3,476 for each note.

In October 2019, the Company executed a 10% Convertible Promissory Note payable to an institutional investor in the principal amount of $57,750. The note, which is payable on October 2, 2020, has an original issue discount of $5,250 and transaction costs of $2,500. The convertible note converts into common stock of the Company at a conversion price equal to 65% of the lowest trading price during the twenty (20) trading days ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2019, the Company accrued interest of $1,424.

Year Ended December 31, 2018

In January 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. During the year ended December 31, 2018, the note, which was due on October 12, 2018, and accrued interest totaling $4,489 was fully converted into 48,257 shares of common stock at a price of $2.37 per share.

In January 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $91,300. During the year ended December 31, 2018, the note, which was due on October 30, 2018, and accrued interest totaling $4,980 was fully converted into 32,616 shares of common stock at prices ranging from $2.915 to $3.015.

In February 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $63,800. During year ended December 31, 2018, the note, which was due on November 30, 2018, and accrued interest totaling $3,480 was fully converted into 26,196 shares of common stock at prices ranging from $2.435 to $2.66.

In March 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. As of September 30, 2018, the institutional investor exercised its MFN provision in Paragraph 4a increasing the OID from the stated in the note from 10% to 15% thus increasing the amount owed to $80,500. During the year ended December 31, 2018, the note, which was due on December 5, 2018, and accrued interest totaling $5,928 was fully converted into 48,049 shares of common stock at a price of $1.80.

In March 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $72,450. During the year ended December 31, 2018, the note, which was due on December 30, 2018, and accrued interest totaling $3,780 was fully converted into 37,556 shares of common stock at prices ranging from $1.965 to $2.185.

In May 2018, the Company executed an 8% Convertible Promissory Note payable to an institutional investor in the principal amount of $125,000. During the year ended December 31, 2018, the note, which is due on May 10, 2019, and accrued interest totaling $415 was fully converted into 32,525 shares of common stock at prices ranging from $3.14 to $5.16. At the year ended December 31, 2018, the Company is still liable for $5,288 of accrued interest that has not yet been converted.

In May 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $51,750. During the year ended December 31, 2018, the note, which is due on March 1, 2019, and accrued interest of $2,700 was fully converted into 13,174 shares of common stock at prices ranging from $4.05 and $4.25.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $56,500. The note, which is due on April 17, 2019, has an original issue discount of $6,500. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $10.50 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 2,000 shares of common stock valued at $8,000 upon the execution of this note. During the year ended December 31, 2018, the Company recognized interest expense of $2,991.

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

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $28,250. The note, which is due on April 17, 2019, has an original issue discount of $3,250. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $10.50 or (ii) 75% of the lowest per share trading price for the thirty (30) trading days before the issued date of this note. The Company issued 1,000 shares of common stock valued at $4,000 upon the execution of this note. During the year ended December 31, 2018, the Company recognized interest expense of $1,495.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $77,000. As of September 30, 2018, the institutional investor exercised its MFN provision in Paragraph 4a increasing the OID from the stated in the note from 10% to 15% thus increasing the amount owed to $80,500. The note, which is due on April 5, 2019, has an original issue discount of $7,000. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $3.00 or (ii) 75% of the lowest per share trading price for the ten (10) trading days before the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $4,870.

In July 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $60,950. The note, which is due on April 30, 2019, has an original issue discount of $7,950. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $10.00 or (ii) variable conversion price which is 75% of the average of the lowest (2) VWAP for the ten (10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $3,647.

In August 2018, the Company executed an 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on June 15, 2019, has an original issue discount of $5,300. The convertible notes convert into common stock of the Company at conversion price that shall be equal to the lesser of: (i) $10.00 or (ii) variable conversion price which is 75% of the average of the two (2) lowest VWAP for the ten (10) trading day period ending on the latest compete trading day prior to the conversion date. During the year ended December 31, 2018, the Company recognized interest expense of $2,338.

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

As of December 31, 2019, all 2018 notes have been fully converted or paid. (See Note 8)

Note 8. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the year ended December 31, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. At the year ended December 31, 2019, there were 250,000 vested preferred shares and $510,000 was recorded to reduce accrued compensation; $52,500 was recorded to reduce accrued directors’ fees, and $187,500 was recorded as expense for a total of $750,000.

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

On December 6, 2019, the Corporation filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the implementation of a corporate action for a reverse stock split of the issued and outstanding shares of Common Stock, including shares of Common Stock reserved for issuance in a ratio and at a time and date to be determined by the Corporation’s Board of Directors, not to exceed a one-for-fifty (1:50) basis. On December 12, 2019, the Company’s Board of Directors authorized and approved the reverse stock on a one-for-fifty (1:50) basis. The Company subsequently filed with FINRA on December 20, 2019 for approval to implement this reverse stock split. FINRA approval was received on February 12, 2020. As of February 12, 2020, the Company’s stock began trading under the symbol of EWLLD. Throughout these financial statements, footnotes and elsewhere in the Form 10K for the years ended December 31, 2019 and 2018, the common shares outstanding and issued have been adjusted to reflect this reverse split.

The Definitive Information Statement on Schedule 14C, noted above, was also filed for the purpose of authorizing the increase in the number of authorized shares of Common Stock one billion nine hundred million (1,900,000,000) shares of Common Stock to four billion five hundred million (4,500,000,000) shares of Common Stock (the “Authorized Common Stock Share Increase”). On December 9, 2019, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to implement the Authorized Common Stock Share Increase with the State of Nevada.

Debt Conversion Shares

2019

During the year ended December 31, 2019, the Company issued a total of 8,225,381 shares of common stock per debt conversion of various convertible notes (See Note 7). The total of the debt conversion was for $1,776,901 of principal, $157,756 of accrued interest and $20.900 financing costs.

During the year ended December 31, 2019, the Company issued 219,064 shares of common stock for financing costs relating to convertible debt. The value of the financing costs was $937,462.

2018

During the year ended December 31, 2018, the Company issued a total of 625,714 shares of common stock per debt conversion of various convertible notes (See Note 7). The total of the debt conversion was $1,284,582 principal plus $172,200 accrued interest.

During the year ended December 31, 2018, the Company issued 49,377 shares of common stock for financing costs relating to convertible debt. The value of the financing costs was $127,374

Consultant Issued Shares

2019

During the year ended December 31, 2019, the Company issued 163,500 shares of common stock for marketing and consulting services valued at $635,385.

2018

During the year ended December 31, 2018, the Company issued 158,000 shares of common stock for marketing and consulting services valued at $751,415.

Institutional Investor Shares

2019

In April 2019, the Company issued 16,100 shares of common stock pursuant to a capital call notice in relation to an Equity Purchase Agreement dated June 18, 2018. The capital call totaled $59,100.

2018

During the year ended December 31, 2018, the Company issued 20,000 shares of common stock as an inducement per an Equity Purchase Agreement with an institutional investor within which the investor agrees to purchase up to $1,500,000 of the Company’s common stock, par value $0.001. The value of these shares is $70,000.

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

The following is a summary of the status of all Company’s stock options as of December 31, 2019 and changes during the periods ended on December 31, 2019 and 2018, respectively:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding at January 1, 2018	400,000	$13.00	1.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(343,000)	3.50	-
Outstanding at December 31, 2018	57,000	$40.00	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2019	57,000	40.00	1.1	$-
Options exercisable at December 31, 2019	57,000	$40.00	1.1	$-

The Company recognized stock option expense of $0 and $467,693 for the years ended December 31, 2019 and 2018, respectively.

Warrants

In March 2018, the Board of Directors, at the request and with the approval of the investors, determined that it was in the best interests of the Company and the Investors, based upon market price and relatively limited liquidity of the shares of common stock that the Company revised the expiration date and exercise price for 8,349 unexercised warrants granted on April 9, 2015. The original expiration date of April 9, 2018 was extended to April 9, 2019 and the original exercise price of $17.50 was reduced to $2.50. During the year ended December 31, 2019, these warrants expired.

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

The statute of limitations applicable to SEC enforcement proceedings is 28 U.S.C. § 2462. Section 2462 provides that “an action, suit or proceeding for the enforcement of any civil fine, penalty, or forfeiture, pecuniary or otherwise,” must be commenced within five (5) years from the date when the relevant claim accrued. Section 2462 has also been applied in enforcement proceedings brought by other federal regulatory agencies, including the Commodities and Futures Trading Commission, the Office of Foreign Assets Control, the Federal Communications Commission, and the Federal Energy Regulatory Commission. The SEC is now barred from commencing an enforcement action against the Company because the deadline for the SEC to commence such action expired on or before September 30, 2019. Because of this expiration date, the Company has removed the $90,000 from the balance and recorded it as Gain on Contingent Liability.

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the years ended December 31, 2019 and 2018, the Company amortized the debt discount of $3,871,849 and $511,359, respectively, to interest expense.

During the years ended December 31, 2019 and 2018, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at January 1, 2018	$365,591	$774,986	$1,140,577
Addition of new conversion option derivatives	1,243,333	-	1,243,333
Conversion of note derivatives	(429,927)	-	(429,927)
Changes in warrant derivatives	-	(202,610)	(202,610)
Change in fair value	223,724	(390,995)	(167,271)
Reclassification of derivative to gain on extinguishment of debt	-	-	-
Derivative liability at December 31, 2018	$1,402,721	$181,381	$1,584,102
Addition of new conversion option derivatives	4,385,384	-	4,385,384
Conversion of note derivatives	(2,165,898)	-	(2,165,898)
Extinguishment due to note cancellations	-
Changes in warrant derivatives	-	-	-
Change in fair value	(92,240)	(181,374)	(273,614)
Reclassification of derivative to gain on extinguishment of debt	-	-	-
Derivative liability at December 31, 2019	$3,529,967	$7	$3,529,974

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follow:

Stock price at valuation date	$.05-11.25
Exercise price of warrants	$12.50
Conversion rate of convertible debt	$.0325 – 35.00
Risk free interest rate	1.48%-2.60%
Stock volatility factor	103%-1468%
Years to Maturity	.02 – 1
Expected dividend yield	None

Note 11. Supplemental Cash Flow Information

During the year ended December 31, 2018 the Company had the following non-cash investing and financing activities:

●	Issued 49,377 shares of common stock for financing costs valued at $127,374

●	Issued 20,000 shares of common stock as an inducement for an Equity Purchase Agreement valued at $70,000

●	Issued 348,000 shares of common stock to officers, directors and certain consultants per the 2018 Equity Incentive Plan valued at $1,566,000

●	Issued 80,000 shares of common stock for settlement of debt of $180,051 and accrued interest of $56,817

●	Issued 52,000 shares of common stock valued at $239,300 which was recorded as a prepaid

●	Issued 106,000 shares of common stock valued at $512,115 for services.

●	Issued 625,714 shares of common stock for the extinguishment of $1,294,582 of debt and $172,00 of accrued interest

During the year ended December 31, 2019 the Company had the following non-cash investing and financing activities:

●	Issued 219,064 shares of common stock for financing costs valued at $937,462.

●	Issued 8,225,381 shares of common stock for settlement of debt of $1,776,900, accrued interest of $157,756 and $20,900 of financing costs.

●	Issued 36,000 shares of common stock valued at $123,500 which was recorded as a prepaid.

●	Issued 127,500 shares of common stock valued at $511,885 for services

Note 12. Subsequent Events

On January 30, 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 40,000 shares of common stock (for January and February) with a value of $118. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

On February 12, 2020, FINRA approved a 1:50 reverse split of the Company’s common stock. As noted throughout this document, all common shares are stated as if the 1:50 reverse split had been completed as of the beginning of the year ended December 31, 2018. Following the approval, the Company’s stock began trading under the symbol “EWLLD”. Due to rounding issues for the reverse split, the Company issued 47,877 additional shares of common stock.

On February 19, 2020, the Board of Directors approved the increase of authorized common stock shares from 4,500,000,000 to 20,000,000,000. The number of authorized preferred shares remained at 20,000,000.

From January 1 until the filing of this report, the Company issued 454,143,389 shares of common stock for debt conversion totaling $251,040 which includes $338,510 principal, $43,248 accrued interest and $63,000 financing costs.

From January 1 until the filing of this report, the Company issued 55,000 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $995.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2019, our internal control over financial reporting was not effective:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)
Darwin Fogt	43	President, Chief Executive Officer and Member of the Board of Directors
David Markowski	57	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	64	Chairman and Secretary
Curtis Hollister	46	Chief Technology Officer and Member of the Board of Directors
Douglas Cole	64	Member of the Board of Directors
Brandon Rowberry	44	Member of the Board of Directors
Rochelle Pleskow	57	Member of the Board of Directors

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

Douglas MacLellan, Chairman of the Board. Mr. MacLellan currently serves as Chairman of the Board of eWellness Healthcare Corporation since May 2013. Mr. MacLellan is also an independent member of the board of directors of American Battery Metals Corporation (OTCQB: ABML), a development stage battery metals recycling and mining company since October 2017 to the present. From November 2009 to December 2017, Mr. MacLellan was an independent director of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to present Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From May 2014 to October 2016, Mr. MacLellan was a member of the Board as an independent director of Jameson Stanford Resources Corporation (OTCBB: JMSN) an early stage mining company. From September 1992 through April 2014, Mr. MacLellan was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He also continues to serve as president and chief executive officer for the MacLellan Group, an international financial advisory firm since 1992. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

Douglas Cole, Director. Mr. Cole has been a Director of the company since May 2014. Mr. Cole is also current Chairman & CEO of American Battery Metal Corporation (OTCQB: ABML). From 2005 to the present, Mr. Cole has been a Partner overseeing all ongoing deal activities with Objective Equity LLC, a boutique investment bank focused on the clean tech, mining and mineral sectors. From 2002 to 2005, Mr. Cole has played various executive roles as Executive Vice Chairman, Chief Executive Officer and President of TWL Corporation (TWLP.OB). From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1998, he was the CEO of HealthSoft, and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year for his work in the Starpress integration. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole obtained his BA in Social Sciences from UC Berkeley in 1978.

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

ITEM 11: EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2019 and 2018, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $150,000. Prior to the Share Exchange, which closed in April 2014, we did not pay our sole officer any compensation nor did we have an employment agreement.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2019.

Option Grants

During the year ended December 31, 2019, there were no options granted.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2019 and 2018 by our executive officers. During the year ending December 31, 2018, 343,000 options granted to officers, directors and specific consultants in 2016 expired.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2020 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 20, 2020, we had 467,038,350 shares of common stock issued and outstanding.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class

Darwin Fogt	148,000	.04%
Douglas MacLellan	155,000	.04%
David Markowski	62,000	.02%
Curtis Hollister	534,958	.12%
Brandon Rowberry	10,000	0.01%
Doug Cole	16,000	0.01%
Rochelle Pleskow	6,000	0.01%
All officers and directors as a group	931,958	.25%

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

Programming Agreement:

On November 11, 2016, the Company signed an agreement with a programming company (“PC”) within which the one of the Company’s directors and Chief Technical Officer is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHIZIO platform. The contract specifies that the Company’s CEO and CTO will retain their officer and director positions and retain their past due accrued compensation through June 30, 2016. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHIZIO platform. The agreement establishes that the Company is indebted to the PC for $225,000 for past programming services. At the end of December 31, 2019, the Company had a payable of $582,832 due to this company.

Office Space: For the first nine months of the year ended December 31, 2018, the Company rented office space from a company owned by our CEO. The imputed rent expense of $500 per month for nine months is recorded in the Statement of Operations and Additional Paid in Capital in the Balance Sheet. From the end of September 2018 to the present, the Company has rented other office space from a third-party provider.

Indebtedness of Management

No officer, director or security holder known to us beneficially owns more than 5% of our Common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2019 and 2018.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees	$88,700	$80,000
Audit-Related Fees	5,000	5,200
Tax Fees	-	-
All Other Fees	-	-
Total	$93,700	$85,200

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

Part IV

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Description
3.1(a)	Amended and Restated Articles of Incorporation filed herewith

3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.24	Registrant’s Rule 10b5-1 Equity Only, dated January 1, 2019, filed on March 27, 2019 with the Company’s Form 10-K for the year ended December 31, 2018

10.25	Registrant’s 2018 Employee Incentive Plan, dated January 1, 2018, filed on March 27, 2019 with the Company’s Form 10-K for the year ended December 31, 2018

10.26	Equity Purchase Agreement between the Company and Triton Funds LP, (Incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on July 3, 2018)

10.27	Registration Rights Agreement between the Company and Triton Funds LP, (Incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on July 3, 2018)

10.28	Cooperation Agreement dated September 17, 2018, between Phzio USA, Inc. and First MCO, (Incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on September 27, 2018)

10.29	(PHZIO Canada) Partnership Agreement with WW Canada (formally Weight Watchers) (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 15, 2019)

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: March 24, 2020
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	March 24, 2020
Darin Fogt	(principal executive officer)

/s/ David Markowski	Chief Financial Officer	March 24, 2020
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	March 24, 2020
Brandon Rowberry

/s/ Douglas Cole	Director	March 24, 2020
Douglas Cole

/s/ Curtis Hollister	Director	March 24, 2020
Curtis Hollister

/s/ Douglas MacLellan	Director	March 24, 2020
Douglas MacLellan

/s/ Rochelle Pleskow	Director	March 24, 2020
Rochelle Pleskow

