Form 10-Q
period 2020-03-31
eWELLNESS HEALTHCARE Corp
filed 2020-05-15
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 13, 2020 was 5,329,951,738.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$11,675	$240,722
Accounts Receivable	18,010	$3,635
Prepaid expenses	33,735	157,139

Total current assets	63,420	401,496

Property & equipment, net	21,231	22,810
Intangible assets, net	8,500	9,000

TOTAL ASSETS	$93,151	$433,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$468,048	$314,287
Accounts payable - related party	664,332	582,832
Accrued expenses - related party	138,520	138,868
Accrued compensation	423,475	532,974
Convertible debt, net of discount	2,125,016	2,240,408
Derivative liability	2,947,172	3,529,974

Total current liabilities	6,767,563	7,339,343

Total Liabilities	6,767,563	7,339,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized 20,000,000 shares, $.001 par value, 375,000 and 250,000 shares issued and outstanding, respectively	375	250
Common stock, authorized 20,000,000,000 shares, $.001 par value, 1,430,005,454 and 12,752,084 issued and outstanding, respectively	1,430,006	12,752
Shares to be issued	-	150
Additional paid in capital	26,285,825	23,942,830
Accumulated deficit	(34,390,618)	(30,862,019)

Total Stockholders’ Deficit	(6,674,412)	(6,906,037)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93,151	$433,306

The accompanying notes are an integral part of these consolidated condensed financial statements

WELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

REVENUE	$14,375	$-

OPERATING EXPENSES
Executive compensation	187,000	$102,000
General and administrative	346,690	250,494
Professional fees	467,418	714,161

Total Operating Expenses	1,001,108	1,066,655

Loss from Operations	(986,733)	(1,066,655)

OTHER INCOME (EXPENSE)
Interest income	1	11
Gain (loss) on derivative liability	(1,982,907)	679,398
Interest expense	(558,960)	(951,225)

Net Loss before Income Taxes	(3,528,599)	(1,338,471)

Income tax expense	-	-

Net Loss	$(3,528,599)	$(1,338,471)

Basic and diluted (loss) per share	$(0.02)	$(0.40)

Weighted average shares outstanding	148,421,146	3,374,115

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(unaudited)

						Additional		Total
	Preferred Shares		Common Shares		Shares to	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficit

Balance at January 1, 2020	250,000	$250	12,752,084	$12,752	$150	$23,942,830	$(30,862,019)	$(6,906,037)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	125,000	125	-	-	-	374,875	-	375,000

Shares issued for debt conversion	-	-	1,416,790,494	1,416,791	-	(634,247)	-	782,544

Shares issued for services	-	-	415,000	415	(150)	392	-	657

Shares issued for rounding - 50:1 split			47,876	48		(48)		-

Derivative liability	-	-	-	-	-	2,548,023	-	2,548,023

Net loss	-	-	-	-	-	-	(3,528,599)	(3,528,599)

Balance at March 31, 2020	375,000	$375	1,430,005,454	$1,430,006	$-	$26,285,825	$(34,390,618)	$(6,674,412)

	Preferred Shares		Common Shares		Shares to	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficit

Balance at January 1, 2019	-	$-	4,128,139	$4,128	$-	$17,416,117	$(21,401,234)	$(3,980,989)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued for debt conversion	-	-	101,945	102	-	347,385	-	347,487

Shars issued for financing costs	-	-	20,000	20	-	114,980	-	115,000

Shares issued for prepaid services	-	-	70,217	70	-	405,680	-	405,750

Shares issued for services	-	-	26,491	26	-	181,522	-	181,549

Derivative liability	-	-	-	-	-	492,340	-	492,340

Net loss	-	-	-	-	-	-	(1,338,471)	(1,338,471)

Balance at March 31, 2019	-	$-	4,346,792	$4,346	$-	$19,012,024	$(22,739,705)	$(3,723,334)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activies
Net loss	$(3,528,599)	$(1,338,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,079	1,407
Contributed services	54,000	54,000
Shares issued for officers, directors and consultants	186,250	-
Shares issued for consulting services	657	181,549
Shares issued for financing costs	73,750	115,000
Amortization of debt discount and prepaids	611,211	787,515
(Gain) loss on derivative liability	1,982,907	(679,398)
Changes in operating assets and liabilities
Prepaid expense	(21,888)	(31,057)
Accounts receivable	(14,375)	-
Accounts payable and accrued expenses	217,068	49,145
Accounts payable - related party	83,990	(22,711)
Accrued expenses - related party	18,402	(18,076)
Accrued compensation	60,501	(53,262)

Net cash used in operating activities	(274,047)	(954,359)

Cahs flows from investing activitees
Purchase of equipment	-	(541)
Net cash used in investing activities	-	(541)

Cash flows from financing activities
Proceeds from issuance of convertible debt	52,800	1,800,600
Payments on debt	-	(639,550)
Debt Issuance Costs	(3,000)	(44,250)
Original issue discount	(4,800)	(182,600)

Net cash provided by financing activities	45,000	934,200

Net increase (decrease) in cash	(229,047)	(20,700)

Cash, beginning of period	240,722	383,335

Cash, end of period	$11,675	$362,635

Supplemental Information:
Cash paid for:
Taxes	$-	$1,856
Interest Expense	$-	$275,814
Non cash items:
Derivative liability and debt discount issued with new notes	$45,000	$1,968,845
Shares issued for debt conversion	$782,544	$1,456,782
Shares issued for prepaids	$-	$239,300

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

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

We have commenced treating patients on various commercial contracts and generated initial revenues during the 4th quarter of 2019. We continue to train physical therapists on how to use our PHZIO treatment platform with many of these therapists treating various patients on our system on a complimentary basis. Our PHZIO system has delivered over 10,000 telerehab treatments to date. We are currently treating up to nearly 1,000 patients per day and expect to deliver at least 300,000 PHZIO treatment sessions during 2020.

Our latest challenges in the Workers Compensation space has been patient adoption of PHZIO, related to a patient’s choice to choose if they are treated in-clinic or digitally. They are nearly all choosing in-clinic care. Our pivot to address this issue was to develop and sell MSK 360 a pre-injury fitness exam and custom exercise platform that is just rolling out now. Next, we finally are getting traction for our Per-Hab product with several large TPA’s. Lastly, multiple clients are requesting a Rheumatoid Arthritis Exercise product (RA 360) that is currently being developed with a launch date of mid-January. With the success of MSK 360 we expect that more Workers Comp patients will choose digital care over in-clinic care.

We have now developed four key products with large scale users that need to turn on utilization in 2020. We have a large list of corporate self-insured, TPA and insurance company sales book that we are actively focused on selling to them our MSK-360 and Pre-Hab platforms. We expect good traction from many of these firms in 2020. These products are:

+ PHZIO: Realtime PT monitored Digital PT Treatments (post-injury)

+ MSK 360: Digital “PHZIOFIT” fitness exam and customer exercise plans for employees, (pre-injury)

+ Pre-Hab: Digital pre-surgery (non-monitored) for Total Knee, Hip and Shoulder surgery (post injury and pre-surgery)

+ RA 360: (Available late 2020) Rheumatoid Arthritis Exercise Plan

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2020. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Going Concern

For the three months ended March 31, 2020, the Company had minimal revenues. The Company has an accumulated loss of $34,390,618 and a working capital deficit of $6,704,143. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of March 31, 2020, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$2,947,172	$-	$-	$2,947,172
Total Liabilities measured at fair value	$2,947,172	$-	$-	$2,947,172

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

As of December 31, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,529,974	$-	$-	$3,529,974
Total Liabilities measured at fair value	$3,529,974	$-	$-	$3,529,974

Note 3. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer (“CTO”) is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The PC will also have the right to appoint 40% of the directors. At the periods ended March 31, 2020 and December 31, 2019, the Company had a payable of $632,832 and $582,832, respectively.

The Company signed an agreement with the CEO for administrative physical therapy consulting. The agreement provides that the CEO will provide non-clinical administrative services in the various states where the Phzio companies are located. The Company is to pay the CEO the sum of $3,500 per month. At the periods ended March 31, 2020 and December 31, 2019, the Company had a payable of $31,500 and $0, respectively.

Throughout the three months ended March 31, 2020, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of March 31, 2020 and December 31, 2019 were $11,770 and $1,368, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $126,750 and $137,500 at March 31, 2020 and December 31, 2019, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $423,475 and $532,974 at March 31, 2020 and December 31, 2019, respectively.

Note 4. Convertible Notes Payable

Three Months Ended March 31, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended March 31, 2020, the Company accrued interest expense of $139.

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

March 31, 2020

(unaudited)

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

In January 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended December 31, 2019, the Company accrued interest of $2,753. In July 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $21,369. At December 31, 2019, this note is fully paid.

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

March 31, 2020

(unaudited)

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

In March 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. The second tranche of $37,500 was received on July 19, 2019. During the year ended December 31, 2019, the Company accrued interest expense of $3,209. In September 2019, the Company prepaid the first tranche of $60,000 plus accrued interest and a prepayment penalty of $30,000. At December 31, 2019, only the second tranche of $37,500 is outstanding.

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

March 31, 2020

(unaudited)

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

March 31, 2020

(unaudited)

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

Note 5. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the year ended December 31, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. During the quarter ended March 31, 2020, there were 125,000 preferred shares that vested and $170,000 was recorded to reduce accrued compensation; $18,750 was recorded to reduce accrued directors’ fees, and $186,250 was recorded as expense for a total of $375,000. At the period ended March 31, 2020, there were 375,000 vested preferred shares for a total value of $1,125,000.

Common Stock

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

On February 12, 2020, FINRA approved a 1:50 reverse split of the Company’s common stock. As noted throughout this document, all common shares are stated as if the 1:50 reverse split had been completed as of the beginning of the year ended December 31, 2019. Following the approval, the Company’s stock began trading under the symbol “EWLLD”. Due to rounding issues for the reverse split, the Company issued 47,876 additional shares of common stock.

On February 14, 2020, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the increase in the number of authorized shares of Common Stock from one billion nine hundred million (1,900,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common Stock. On February 19, 2019, the Company filed Articles of Amendment to the Company’s Articles of Incorporation to implement the Authorized Common Stock Share Increase with the State of Nevada.

Quarter Ended March 31, 2020

In January 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 60,000 shares of common stock with a value of $192. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

During the three months ended March 31, 2020, the Company issued a total of 1,416,790,494 shares of common stock per debt conversion of various convertible notes (see Note 5). The total of the debt conversion was for $643,998 of principal, $64,796 of accrued interest and $73,750 of financing costs.

During the three months ended March 31, 2020, the Company issued 355,000 shares of common stock for consultant services valued at $465.

Quarter Ended March 31, 2019

In February 2019, the Company executed an amendment to a contract executed in April 2018 for twelve months for consulting services. The Company issued 5,000 shares of common stock at the signing of the contract valued at $30,750 that is being amortized over the life of the contract

In March 2019, the Company issued 65,217 shares of common stock to an institutional investor as part of a promissory note. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 20,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

During the three months ended March 31, 2019, the Company issued 26,491 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $181,549.

During the three months ended March 31, 2019, the Company issued 101,945 shares of common stock for debt conversion totaling $347,487 which includes $329,290 principal, $17,197 accrued interest and $1,000 due diligence fee.

Stock Options

The following is a summary of the status of all Company’s stock options as of March 31, 2020 and changes during the three months ended on that date:

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding at December 31, 2019	57,000	$40.00	1.1	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2020	57,000	40.00	.9	$-
Options exercisable at March 31, 2020	57,000	$40.00	.9	$-

Warrants

The following is a summary of the status of the Company’s warrants as of March 31, 2020 and changes during the three months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2019	42,015	$11.94	1.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at March 31, 2020	42,015	$11,94	.9	$-
Warrants exercisable at March 31, 2020	42,015	$11.94	.9	$-

Note 6. Commitments, Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. The Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the three months ended March 31, 2020 and 2019, the Company amortized the debt discount of $465,919 and $711,701, respectively.

During the three months ended March 31, 2020, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2019	$3,529,974
Addition of new conversion option derivatives	47,620
Conversion of note derivatives	(2,610,709)
Change in fair value	1,980,287
Derivative liability at March 31, 2020	$2,947,172

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0002-.009
Exercise price of warrants	$12.50
Conversion rate of convertible debt	$.0001-.029
Risk free interest rate	.04%-1.60%
Stock volatility factor	442.45-2266.45%
Years to Maturity	.05 – .81
Expected dividend yield	None

Note 8. Subsequent Events

From April 1 until the filing of this report, the Company issued 253,332 shares of common stock per consulting agreements valued at $51.

From April 1 until the filing of this report, the Company issued 3,899,692,952 shares of common stock for convertible debt conversion totaling $257,780 which includes $226,825 principal, $15,405 accrued interest and $15,550 financing costs

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2020

(unaudited)

In April 2020, the Board of Directors issued a Certificate of Designations, Preferences and Rights of Series D Preferred Stock in which the Board authorized a new series of Preferred Stock to be designated as Series D. The Board authorized two hundred thousand (200,000) shares to be issued to persons designated by the Board. The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Holder decides to convert the shares of Series D Preferred Stock.

The Series D Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation, (i) senior to all classes or series of the Corporation’s Common Stock, par value $0.001 per share (“Common Stock”), and to all other equity securities issued by the Corporation other than the Corporation’s newly authorized 13% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred”); (ii) on parity with all equity securities issued by the Corporation with terms specifically providing that the Series B Preferred ranks on parity, except with respect to voting rights on which the Series B Preferred ranks junior to the Series D Preferred and except with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Corporation, which the Series B Preferred ranks senior to the Series D Preferred; and (iii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or Preferred Stock) of the Corporation and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others in) existing subsidiaries of the Corporation. The term “equity securities” shall not include convertible debt securities The Holders of the Series D Preferred Stock have the right, on all matters subject to the vote of the capital stock of the Corporation, to have the collective vote equal to 70% of the total of all voting capital stock of the Corporation, notwithstanding the number of shares of voting capital stock, including shares of common stock, that may be outstanding from time to time.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three months ended March 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

THE COMPANY

Overview

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

In October 2019 The Company signed a Direct to Consumer Marketing Agreement with Wosler Holdings, Inc., a Delaware Corporation d/b/a/ Slingshot Health (“Slingshot”) (https://www.slingshothealth.com), Through this agreement, Slingshot seeks to involve EWLL affiliated PT Providers, and EWLL seeks to gain their affiliated PT Providers access to the Slingshot consumer healthcare patients through the Slingshot platform. The Parties anticipate commencing these new direct to consumer sales and marketing efforts during the fourth quarter ended December 31, 2019. The Company believes that Slingshot Healthcare is one of the leading on-line platforms for digital healthcare to consumers. Slingshot Health is a healthcare marketplace connecting people to health and wellness providers, placing control directly in the hands of those seeking and delivering care. By removing layers of bureaucracy surrounding our healthcare system, Slingshot is achieving its mission of creating better access, more affordability and greater transparency in healthcare. Through Slingshot’s proprietary platform, consumers enter the services they want, their location and availability and the price they are willing to pay. Slingshot then matches them to a local provider who can deliver the service. Healthcare consumers receive high-quality, affordable services and providers earn more overall.

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

Plan of Operations

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

We are in the final stage of developing a fourth program related to Rheumatoid Arthritis Exercises (“RA 360 Program”). We expect to make the RA 360 Program available during late 2020.

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

Results of Operations of eWellness for the three months ended March 31, 2020 vs. 2019

REVENUES: eWellness has reported $14,375 and $0 revenues from operations for the three months ended March 31, 2020 and 2019, respectively.

OPERATING EXPENSES: Total operating expenses decreased to $1,001,108 for the three months ended March 31, 2020 from $1,066,655 for the three months ended March 31, 2019 which reflects a decrease of $65,547. The decrease is a result of a decrease in the number of shares of common stock issued to consultants and offset by an increase in advertising and financing fees for conversion of convertible debt.

NET LOSS: The Company incurred a net loss of $3,528,599 for the three months ended March 31, 2020, compared with a net loss of $1,338,471 for the three months ended March 31, 2019, which reflects an increase of $2,190,128. The increase is from an increase in loss on derivative liability on convertible debt of $2,662,305 offset by a decrease in interest expense of $392,265 and decrease in operating expenses of $65,547 (as outlined above).

Liquidity and Capital Resources

As of March 31, 2020, we had negative working capital of $6,704,143 compared to negative working capital of $6,937,847 as of December 31, 2019. The negative working capital decrease is because of a decrease in convertible debt (net of discount) and a decrease in derivative liability. Cash used in operations was $274,047 and $954,359 for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used in operations is a result of an increase in derivative liability and changes in operating assets and liabilities offset by an increase in net loss. Cash flows provided by financing activities were $45,000 and $934,200 for the three months ended March 31, 2020 and 2019, respectively. The decrease resulted from a decrease in the issuance of convertible debt (net of debt issuance costs) of $1,528,750 and reduction of payment of debt of $639,500. The cash balance as of March 31, 2020 was $11,675.

We do not have sufficient cash on hand to operate. We anticipate that we will be able to raise additional capital on the same or better terms by the second quarter of 2020 in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business.

Capital Expenditure Plan

During the three months ended March 31, 2020, we raised $52,800, less $7,800 for debt issuance costs in equity and debt capital. We will require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Three Months Ended March 31, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended March 31, 2020, the Company accrued interest expense of $139.

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

In January 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the three months ended December 31, 2019, the Company accrued interest of $2,753. In July 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $21,369. At December 31, 2019, this note is fully paid.

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

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Quarter Ended March 31, 2020

In January 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 60,000 shares of common stock with a value of $192. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

During the three months ended March 31, 2020, the Company issued a total of 1,416,790,494 shares of common stock per debt conversion of various convertible notes (see Note 5). The total of the debt conversion was for $643,998 of principal, $64,796 of accrued interest and $73,750 of financing costs.

During the three months ended March 31, 2020, the Company issued 355,000 shares of common stock for consultant services valued at $465.

Quarter Ended March 31, 2019

In February 2019, the Company executed an amendment to a contract executed in April 2018 for twelve months for consulting services. The Company issued 5,000 shares of common stock at the signing of the contract valued at $30,750 that is being amortized over the life of the contract

In March 2019, the Company issued 65,217 shares of common stock to an institutional investor as part of a promissory note. These shares are returnable if the Company repays the promissory note before the maturity date. The value of these shares is $375,000 which was recorded as prepaid until the six-month maturity has passed. The Company also issued 20,000 shares of common stock to the institutional investor as a commitment fee. The value of these shares is $115,000.

During the three months ended March 31, 2019, the Company issued 26,491 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $181,549.

During the three months ended March 31, 2019, the Company issued 101,945 shares of common stock for debt conversion totaling $347,487 which includes $329,290 principal, $17,197 accrued interest and $1,000 due diligence fee.

ITEM 2 EXHIBITS

(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated February 14, 2020 filed in the Company’s 10K for the period ended December 31, 2019.
3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Darwin Fogt	Date: May 15, 2020
Darwin Fogt
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darwin Fogt	Chief Executive Officer and Director	May 15, 2020
Darin Fogt	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer	May 15, 2020
David Markowski	(Principal Financial and Accounting Officer)

/s/ Brandon Rowberry	Director	May 15, 2020
Brandon Rowberry

/s/ Douglas Cole	Director	May 15, 2020
Douglas Cole

/s/ Curtis Hollister	Director	May 15, 2020
Curtis Hollister

/s/ Douglas MacLellan	Director	May 15, 2020
Douglas MacLellan

/s/ Rochelle Pleskow	Director	May 15, 2020
Rochelle Pleskow

