Form 10-Q
period 2020-06-30
eWELLNESS HEALTHCARE Corp
filed 2020-08-11
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-1073143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1126 S Federal Hwy #464, Fort Lauderdale, FL	33316
(Address of principal executive offices)	(Zip Code)

(855) 470-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	EWLL	OTC

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on August 7, 2020 was 8,732,404,469.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$4,075	$240,722
Accounts Receivable	129,872	3,635
Prepaid expenses	21,763	157,139

Total current assets	155,710	401,496

Property & equipment, net	16,268	22,810
Intangible assets, net	8,000	9,000

TOTAL ASSETS	$179,978	$433,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$733,025	$314,287
Accounts payable - related party	782,832	582,832
Accrued expenses - related party	121,107	138,868
Accrued compensation	357,965	532,974
Convertible debt, net of discount	1,977,769	2,240,408
Derivative liability	4,297,437	3,529,974

Total current liabilities	8,270,135	7,339,343

Total Liabilities	8,270,135	7,339,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized 20,000,000 shares, $.001 par value, 476,667 and 250,000 shares issued and outstanding, respectively	477	250
Common stock, authorized 20,000,000,000 shares, $.001 par value, 7,851,724,496 and 12,752,084 issued and outstanding, respectively	7,851,725	12,752
Shares to be issued	76	150
Additional paid in capital	21,409,110	23,942,830
Accumulated deficit	(37,351,545)	(30,862,019)

Total Stockholders’ Deficit	(8,090,157)	(6,906,037)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$179,978	$433,306

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2020 and 2019

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE	$123,780	$-	$138,155	$-

OPERATING EXPENSES
Executive compensation	187,000	102,000	374,000	204,000
General and administrative	88,553	324,858	435,243	575,352
Professional fees	383,163	534,980	850,581	1,249,141

Total Operating Expenses	658,716	961,838	1,659,824	2,028,493

Loss from Operations	(534,936)	(961,838)	(1,521,669)	(2,028,493)

OTHER INCOME (EXPENSE)
Interest income	-	6	1	17
Gain (loss) on derivative liability	(2,217,052)	(61,431)	(4,199,959)	617,967
Loss on disposal of asset	(3,866)	-	(3,866)	-
Interest expense	(205,073)	(742,047)	(764,033)	(1,693,272)

Net Loss before Income Taxes	(2,960,927)	(1,765,310)	(6,489,526)	(3,103,781)

Income tax expense	-	-	-	-

Net Loss	$(2,960,927)	$(1,765,310)	$(6,489,526)	$(3,103,781)

Basic and diluted (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding	5,181,476,648	219,592,981	2,672,747,473	215,560,585

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(unaudited)

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

						Additional		Total
	Preferred Shares		Common Shares		Shares to	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficit

Balance at March 31, 2020	375,000	$375	1,430,005,454	$1,430,006	$-	$26,285,825	$(34,390,618)	$(6,674,412)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	101,667	102	-	-	-	304,898	-	305,000

Shares issued for debt conversion	-	-	6,421,465,710	6,421,466	-	(6,047,649)	-	373,817

Shares issued for services	-	-	253,332	253	76	(201)	-	128

Derivative liability	-	-	-	-	-	812,237	-	812,237

Net loss	-	-	-	-	-	-	(2,960,927)	(2,960,927)

Balance at June 30, 2020	476,667	$477	7,851,724,496	$7,851,725	$76	$21,409,110	$(37,351,545)	$(8,090,157)

Balance at March 31, 2019	-	$-	4,346,792	$4,346	$-	$19,012,024	$(22,739,705)	$(3,723,334)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued for debt conversion	-	-	23,629	24	-	53,732	-	53,756

Shares issued for cash	-	-	16,000	16	-	59,084	-	59,100

Shares issued for prepaid services	-	-	10,000	10	-	52,990	-	53,000

Shares issued for services	-	-	33,009	33	-	158,051	-	158,084

Derivative liability	-	-	-	-	-	70,987	-	70,987

Net loss	-	-	-	-	-	-	(1,765,310)	(1,765,310)

Balance at June 30, 2019	-	$-	4,429,430	$4,429	$-	$19,460,868	$(24,505,015)	$(5,039,718)

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Preferred Shares		Common Shares		Shares to	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficit

Balance at January 1, 2020	250,000	$250	12,752,084	$12,752	$150	$23,942,830	$(30,862,019)	$(6,906,037)

Contributed services	-	-	-	-	-	108,000	-	108,000

Shares issued to officers, directors and consultants	226,667	227	-	-	-	679,773	-	680,000

Shares issued for debt conversion	-	-	7,838,256,204	7,838,257	-	(6,681,896)	-	1,156,361

Shares issued for services	-	-	668,332	668	(74)	191	-	785

Shares issued for rounding – 50:1 split	-	-	47,876	48	-	(48)	-	-

Derivative liability	-	-	-	-	-	3,360,260	-	3,360,260

Net loss	-	-	-	-	-	-	(6,489,526)	(6,489,526)

Balance at June 30, 2020	476,667	$477	7,851,724,496	$7,851,725	$76	$21,409,110	$(37,351,545)	$(8,090,157)

Balance at January 1, 2019	-	$-	4,128,139	$4,128	$-	$17,416,117	$(21,401,234)	$(3,980,989)

Contributed services	-	-	-	-	-	108,000	-	108,000

Shares issued for debt conversion	-	-	125,574	125	-	401,117	-	401,242

Shares issued for cash	-	-	16,000	16	-	59,084	-	59,100

Shares issued for financing costs	—	-	20,000	20		114,980		115,000

Shares issued for prepaid services	-	-	80,217	80	-	458,670		458,750

Shares issued for services	-	-	59,500	60	-	339,573	-	339,633

Derivative liability	-	-	-	-	-	563,327	-	563,327

Net loss	-	-	-	-	-	-	(3,103,781)	(3,103,781)

Balance at June 30, 2019	-	$-	4,429,430	$4,429	$-	$19,460,868	$(24,505,015)	$(5,039,718)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities
Net loss	$(6,489,526)	$(3,103,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,676	2,840
Contributed services	108,000	108,000
Shares issued for officers, directors and consultants	344,960	-
Shares issued for consulting services	785	339,633
Shares issued for financing costs	93,433	115,000
Amortization of debt discount and prepaids	725,250	1,736,987
(Gain) loss on derivative liability	4,199,959	(617,967)
Loss on disposal of asset	3,866	-
Changes in operating assets and liabilities
Prepaid expense	(9,916)	(37,628)
Accounts receivable	(126,237)	-
Accounts payable and accrued expenses	513,643	83,297
Accounts payable - related party	196,460	(9,981)
Accrued expenses - related party	31,509	(13,560)
Accrued compensation	122,491	(43,279)

Net cash used in operating activities	(281,647)	(1,440,439)

Cash flows from investing activities
Purchase of equipment	-	(541)
Net cash used in investing activities	-	(541)

Cash flows from financing activities
Proceeds from issuance of common stock	-	59,100
Issuance of convertible debt	52,800	1,968,900
Payments on debt	-	(639,550)
Debt issuance costs	(7,800)	(248,150)

Net cash provided by financing activities	45,000	1,140,300

Net increase (decrease) in cash	(236,647)	(300,680)

Cash, beginning of period	240,722	383,335

Cash, end of period	$4,075	$82,655

Supplemental Information:
Cash paid for:
Taxes	$-	$1,856
Interest Expense	$-	$275,814
Non cash items:
Derivative liability and debt discount issued with new notes	$-	$1,769,048
Shares issued for debt conversion	$1,156,360	$401,242
Shares issued for prepaids	$-	$458,750

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2020

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

On May 22, 2020, the Company received and accepted the resignations of Brandon Rowberry and Rochelle Pleskow as independent directors. Their letters of resignation state the reason for their resignations were to permit them to pursue other business opportunities and further stated that they have had no disagreements with the operations, policies or practices of the Company. Also, on May 22, 2020, the Company received a letter of resignation from Darwin Fogt resigning as CEO, President and director of the Company and a separate letter of resignation from Curtis Hollister, resigning as CTO and director of the Company. Messrs. Fogt and Hollister are executive officers and principals of Bistromatics Inc., organized under the laws of Canada (“Bistromatics”).

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics (the “Bistromatics Agreement”) pursuant to which Bistromatics agreed to provide operational services to the Company for its PHZIO System including development, content editing and training, support and maintenance, billing, hosting and oversight, among other services. Reference is made to the Company’s Form 8-K filed on November 21, 2016, which Form 8-K was signed by Darwin Fogt as CEO on behalf of the Company, regarding the disclosure of the Bistromatics Agreement. The Services Agreement included a provision granting Bistromatics the right to appoint 40% of the Registrant’s Board of Directors, resulting in the appointment of Messrs. Fogt and Hollister as members of the Company’s Board. Although both Companies continue to abide by the Services Agreement the Company is in arrears in fees to Bistromatics for approximately $750,000 as of March 31, 2020. The Service Agreement expired during the 1st quarter of 2020 and the parties continue to discuss the formation of a new Services Agreement.

Pursuant to communications between the Company and Darwin Fogt and Curtis Hollister regarding their resignations as executive officers and directors of the Company, which resignations were accepted by the Company’s Board on June 1, 2020, Messrs. Fogt and Hollister represented to the Company that Bistromatics and its management will continue to provide support services to the Company’s PHZIO System, In addition, both Darwin Fogt and Curtis Hollister confirmed that they have had no disagreements with the operations, policies or practices of the Company.

In connection with the resignation of Darwin Fogt as CEO, the Registrant’s Board of Directors has appointed Douglas MacLellan, who has served as the Company’s Chairman since May 2013, as Chief Executive Officer in addition to continuing to serve as the Chairman of the Board of Directors.

As noted above, the Companies PHZIO and MSK360 systems are currently operated on behalf of the Company by Bistromatics Inc. in Canada. These services are still operational and continues to treat EWLL’s corporate patients and customers.

We are in the process of completing a new Services Agreement with Bistromatics, that, when completed, will likely re-position EWLL as a Value Added Reseller (“VAR”) of the PHZIO & MSK360 platforms and allow EWLL to earn marketing fees and would also be granted a significant percentage ownership of Bistromatics in return for  transferring the marketing and IP rights for the PHZIO and MSK360 platforms from EWLL to Bistromatics.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2020. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Going Concern

For the six months ended June 30, 2020, the Company had revenues of $138,155. The Company has an accumulated loss of $37,351,545 and a working capital deficit of $8,114,425. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of June 30, 2020, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$4,297,437	$-	$-	$4,297,437
Total Liabilities measured at fair value	$4,297,437	$-	$-	$4,297,437

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2020

(unaudited)

As of December 31, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,529,974	$-	$-	$3,529,974
Total Liabilities measured at fair value	$3,529,974	$-	$-	$3,529,974

Note 3. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s former directors and Chief Technical Officer (“CTO”) is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The PC will also have the right to appoint 40% of the directors. At the periods ended June 30, 2020 and December 31, 2019, the Company had a payable of $782,832 and $582,832, respectively. The CTO resigned his officer and director position on June 1, 2020.

The Company signed an agreement with the former CEO for administrative physical therapy consulting. The agreement provides that the former CEO will provide non-clinical administrative services in the various states where the Phzio companies are located. The Company is to pay the former CEO the sum of $3,500 per month. Since the former CEO resigned his officer and director position on June 1, 2020, any amounts owed to him are included in accounts payable.

Throughout the six months ended June 30, 2020, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of June 30, 2020 and December 31, 2019 were $0 and $1,368, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $121,107 and $137,500 as of June 30, 2020 and December 31, 2019, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $357,965 and $532,974 as of June 30, 2020 and December 31, 2019, respectively.

Note 4. Convertible Notes Payable

Six Months Ended June 30, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. After 180 days, the convertible note converts into common stock of the Company at a conversion price that shall be equal to 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the six months ended June 30, 2020, the Company accrued interest expense of $1,719.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2020

(unaudited)

Note 5. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the year ended December 31, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. On May 22, 2020, two directors resigned and on June 1, 2020, three officers/directors/consultant resigned. Therefore, the vesting of their preferred shares ceased on those dates per the authorization documents. During the six months ended June 30, 2020, there were 226,667 preferred shares that vested and $297,500 was recorded to reduce accrued compensation; $37,250 was recorded to reduce accrued directors’ fees, and $345,250 was recorded as expense for a total of $680,000. As of June 30, 2020, there were 476,667 vested preferred shares for a total value of $1,430,000.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2020

(unaudited)

Common Stock

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

Six Months Ended June 30, 2020

In January 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 80,000 shares of common stock with a value of $126. The Company needs to issue an additional 40,000 shares of common stock with a value of $8. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

During the six months ended June 30, 2020, the Company issued a total of 7,838,256,204 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $959,835 of principal, $103,093 of accrued interest and $93,433 of financing costs.

During the six months ended June 30, 2020, the Company issued 588,332 shares of common stock for consultant services valued at $1,597.

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

On May 17, 2019, the Company executed a contract for three months for consulting services. The Company issued 10,000 shares of common stock at the signing of the contract valued at $53,000 that is being amortized over the life of the contract. At the end of the three months, the Company is to issue another 10,000 shares of common stock.

During the six months ended June 30, 2019, the Company issued 59,500 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $339,633.

During the six months ended June 30, 2019, the Company issued 125,574 shares of common stock for debt conversion totaling $401,242 which includes $380,250 principal, $18,992 accrued interest and $2,000 due diligence fee.

Stock Options

The following is a summary of the status of all Company’s stock options as of June 30, 2020 and changes during the six months ended on that date:

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2020

(unaudited)

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding at December 31, 2019	57,000	$40.00	1.1	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2020	57,000	40.00	.6	$-
Options exercisable at June 30, 2020	57,000	$40.00	.6	$-

Warrants

The following is a summary of the status of the Company’s warrants as of June 30, 2020 and changes during the six months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding at December 31, 2019	42,015	$11.94	1.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(10,000)	17.50	-	-
Outstanding at June 30, 2020	32,015	$10.20	1.0	$-
Warrants exercisable at June 30, 2020	32,015	$10.20	1.0	$-

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

June 30, 2020

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the six months ended June 30, 2020 and 2019, the Company amortized the debt discount of $594,705 and $1,401,501, respectively.

During the six months ended June 30, 2020, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2019	$3,529,974
Addition of new conversion option derivatives	-
Conversion of note derivatives	(3,432,496)
Change in fair value	4,199,959
Derivative liability at June 30, 2020	$4,297,437

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0002
Exercise price of warrants	$12.50
Conversion rate of convertible debt	$.00007-.00014
Risk free interest rate	.10%-.27%
Stock volatility factor	347.96-1322.92%
Years to Maturity	.02 – .55
Expected dividend yield	None

Note 8. Subsequent Events

From July 1 until the filing of this report, the Company issued 880,679,972 shares of common stock for convertible debt conversion totaling $54,322 which includes $50,362 principal and $3,960 accrued interest

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the six months ended June 30, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

On May 22, 2020, the Company received and accepted the resignations of Brandon Rowberry and Rochelle Pleskow as independent directors. Their letters of resignation dated May 22, 2020, state that the reason for their resignations were to permit them to pursue other business opportunities and further stated that they have had no disagreements with the operations, policies or practices of the Company. Also, on May 22, 2020, the Company received a letter of resignation from Darwin Fogt, resigning as CEO, President and director of the Registrant and a separate letter of resignation from Curtis Hollister, resigning as CTO and director of the Company. Messrs. Fogt and Hollister are executive officers and principals of Bistromatics Inc., organized under the laws of Canada (“Bistromatics”).

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics (the “Bistromatics Agreement”) pursuant to which Bistromatics agreed to provide operational services to the Company for its PHZIO System including development, content editing and training, support and maintenance, billing, hosting and oversight, among other services. Reference is made to the Registrant’s Form 8-K filed on November 21, 2016, which Form 8-K was signed by Darwin Fogt as CEO on behalf of the Registrant, regarding the disclosure of the Bistromatics Agreement. The Services Agreement included a provision granting Bistromatics the right to appoint 40% of the Registrant’s Board of Directors, resulting in the appointment of Messrs. Fogt and Hollister as members of the Company’s Board. Although both Companies continue to abide by the Services Agreement the Company is in arrears in fees to Bistromatics for approximately $750,000 as of March 31, 2020. The Service Agreement expired during the first quarter of 2020 and the parties continue to discuss the formation of a new Services Agreement.

Pursuant to communications between the Company and Darwin Fogt and Curtis Hollister regarding their resignations as executive officers and directors of the Registrant, which resignations were accepted by the Company’s Board on June 1, 2020, Messrs. Fogt and Hollister represented to the Company that Bistromatics and its management will continue to provide support services to the Company’s PHZIO System,. In addition, both Darwin Fogt and Curtis Hollister confirmed that they have had no disagreements with the operations, policies or practices of the Company.

In connection with the resignation of Darwin Fogt as CEO, the Registrant’s Board of Directors has appointed Douglas MacLellan, who has served as the Company’s Chairman since May 2013, as Chief Executive Officer in addition to continuing to serve as the Chairman of the Board of Directors.

As noted above, the Companies PHZIO and MSK360 systems are currently operated on behalf of the Company by Bistromatics Inc. in Canada. These services are still operational and continues to treat EWLL’s corporate patients and customers.

Plan of Operations

We are in the process of completing a new Services Agreement with Bistromatics, that if completed, will likely re-position EWLL as a Value Added Reseller (“VAR”) of the PHZIO & MSK360 platforms and allow EWLL to earn marketing fees and would also be granted a significant percentage ownership of Bistromatics in return for  transferring the marketing and IP rights for the PHZIO and MSK360 platforms from EWLL to Bistromatics.

IP and Licensing

We have licensed our telemedicine platform from Bistromatics Inc., a company owned by our CTO, for perpetuity for any telemedicine application in any market worldwide. The below noted chart highlights what we have built to date.

Results of Operations of eWellness for the three and six months ended June 30, 2020 vs. 2019

REVENUES: Total revenues for the six months ended June 30, 2020 and 2019 were $138,155 and $0. respectively. Total revenues for the three months ended June 30, 2020 and 2019 were $123,780 and $0, respectively.

OPERATING EXPENSES: Total operating expenses decreased to $1,659,824 for the six months ended June 30, 2020 from $2,028,493 for the six months ended June 30, 2019 reflecting a decrease of $368,669. The decrease resulted from a reduction in number of shares of common stock issued to consultants offset by an increase in financing fees for conversion of convertible debt. Total operating expenses decreased to $658,716 for the three months ended June 30, 2020 from $961,838 for the three months ended June 30, 2019 reflecting a decrease of $303,122. The decrease is a result of a decrease in the number of shares of common stock issued to consultants and offset by an increase in financing fees for conversion of convertible debt.

NET LOSS: The Company incurred a net loss $6,489,526 for the six months ended June 30, 2020 compared with a net loss of $3,103,781 for the six months ended June 30, 2019 which reflects an increase of $3,385,745. The increase is from an increase in loss on derivative liability on convertible debt of $4,817,926 offset by a decrease in interest expense of $929,239 and decrease in operating expenses of $368,669 (as outlined above). The Company incurred a net loss of $2,960,927 for the three months ended June 30, 2020, compared with a net loss of $1,765,310 for the three months ended June 30, 2019, which reflects an increase of $1,195,617. The increase is from an increase in loss on derivative liability on convertible debt of $2,155,621 offset by a decrease in interest expense of $536,974 and decrease in operating expenses of $303,122 (as outlined above).

Liquidity and Capital Resources

As of June 30, 2020, we had negative working capital of $8,114,425 compared to negative working capital of $6,937,847 as of December 31, 2019. The negative working capital increase is because of an increase in derivative liability, accounts payable and accrued expenses. Cash used in operations was $281,647 and $1,440,439 for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used in operations is a result of an increase in derivative liability and changes in operating assets and liabilities offset by an increase in net loss. Cash flows provided by financing activities were $45,000 and $1,140,300 for the six months ended June 30, 2020 and 2019, respectively. The decrease resulted from a decrease in the issuance of convertible debt (net of debt issuance costs) of $1,675,750 and reduction of payment of debt of $639,500. The cash balance as of June 30, 2020 was $4,075.

We do not have sufficient cash on hand to operate. We anticipate that we will be able to raise additional capital on the same or better terms by the third quarter of 2020 in the form of equity capital to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business.

Capital Expenditure Plan

During the six months ended June 30, 2020, we raised $52,800, less $7,800 for debt issuance costs in equity and debt capital. We will require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Six Months Ended June 30, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the six months ended June 30, 2020, the Company accrued interest expense of $1,719.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Six Months Ended June 30, 2020

During the six months ended June 30, 2020, the Company issued a total of 7,838,256,204 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $959,835 of principal, $103,093 of accrued interest and $93,433 of financing costs.

During the six months ended June 30, 2020, the Company issued 668,332 shares of common stock for consultant services valued at $1,723.

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Douglas MacLellan	Date August 11, 2020
Douglas MacLellan
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chairman of the Board and Director	August 11, 2020
Darin Fogt	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	August 11, 2020
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	August 11, 2020
Douglas Cole

