Form 10-Q
period 2020-09-30
eWELLNESS HEALTHCARE Corp
filed 2021-05-10
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 5, 2021 was 16,864,183,627.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$5,694	$240,722
Accounts receivable	196,130	$3,635
Prepaid expenses	9,791	157,139

Total current assets	211,615	401,496

Property & equipment, net	15,172	22,810
Intangible assets, net	7,500	9,000

TOTAL ASSETS	$234,287	$433,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$816,608	$314,287
Accounts payable - related party	782,832	582,832
Accrued expenses - related party	121,107	138,868
Accrued compensation	290,861	532,974
Convertible debt, net of discount	1,590,661	2,240,408
Derivative liability	1,685,375	3,529,974

Total current liabilities	5,287,444	7,339,343

Total Liabilities	5,287,444	7,339,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 531,667 and 250,000 shares issued and outstanding, respectively	532	250
Common stock, authorized 20,000,000,000 shares, $.001 par value, 13,775,349,662 and 12,752,084 issued and outstanding, respectively	13,775,350	12,752
Shares to be issued	178	150
Additional paid in capital	17,295,530	23,942,830
Accumulated deficit	(36,124,747)	(30,862,019)

Total Stockholders’ Deficit	(5,053,157)	(6,906,037)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$234,287	$433,306

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2020 and 2019

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUE	$125,274	$-	$263,429	$-

OPERATING EXPENSES
Executive compensation	102,000	102,000	476,000	306,000
General and administrative	54,465	709,205	489,708	1,284,556
Professional fees	94,867	669,261	945,448	1,918,402

Total Operating Expenses	251,332	1,480,466	1,911,156	3,508,958

Loss from Operations	(126,058)	(1,480,466)	(1,647,727)	(3,508,958)

OTHER INCOME (EXPENSE)
Interest income	-	13	1	29
Gain (loss) on derivative liability	1,465,693	1,331,213	(2,734,266)	1,949,180
Loss on disposal of asset	-	-	(3,866)	-
Interest expense	(112,837)	(1,369,510)	(876,870)	(3,062,782)

Net Income (Loss) before Income Taxes	1,226,798	(1,518,750)	(5,262,728)	(4,622,531)

Income tax expense	-	(1,600)	-	(1,600)

Net income (Loss)	$1,226,798	$(1,520,350)	$(5,262,728)	$(4,624,131)

Basic and diluted income (loss) per shares	$0.00	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding	9,749,989,477	231,454,650	5,049,047,707	220,916,826

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

						Additional		Total
	Preferred Shares		Common Shares		Shares to be	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at June 30, 2020	476,667	$477	7,851,724,496	$7,851,725	$76	$21,409,876	$(37,351,545)	$(8,089,391)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	55,000	55	-	-	-	164,945	-	165,000

Shares issued for debt conversion	-	-	5,923,625,166	5,923,625	-	(5,479,659)	-	443,966

Shares issued for services	-	-	-	-	102	-	-	102

Derivative liability	-	-	-	-	-	1,146,368	-	1,146,368

Net Income	-	-	-	-	-	-	1,226,798	1,226,798

Balance at September 30, 2020	531,667	$532	13,775,349,662	$13,775,350	$178	$17,295,530	$(36,124,747)	$(5,053,157)

Balance at June 30, 2019	-	-	4,429,430	4,429	-	19,460,868	(24,505,015)	(5,039,718)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	125,000	125	-	-	-	374,875		375,000

Shares issued for debt conversion	-	-	279,835	280	-	531,145	-	531,425

Shares issued for prepaid services	-	-	133,846	134	-	447,327	-	447,461

Shares issued for services	-	-	45,500	46	-	152,526	-	152,572

Shares to be issued for services	-	-	-	-	19,150	-	-	19,150

Derivative liability	-	-	-	-	-	392,735	-	392,735

Net loss							(1,520,350)	(1,520,350)

Balance at September 30, 2019	125,000	$125	4,888,611	$4,889	$19,150	$21,413,476	(26,025,365)	$(4,587,725)

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

						Additional		Total
	Preferred Shares		Common Shares		Shares to be	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2020	250,000	$250	12,752,084	$12,752	$150	$23,942,830	$(30,862,019)	$(6,906,037)

Contributed services	-	-	-	-	-	162,000	-	162,000

Shares issued to officers, directors and consultants	281,667	282	-	-	-	844,718	-	845,000

Shares issued for debt conversion	-	-	13,761,881,370	13,761,882	-	(12,161,555)	-	1,600,327

Shares issued for services	-	-	668,332	668	28	957	-	1,653

Shares issued for rounding - 50:1 split			47,876	48	-	(48)	-	-

Derivative liability	-	-	-	-	-	4,506,628	-	4,506,628

Net loss	-	-	-	-	-	-	(5,262,728)	(5,262,728)

Balance at September 30, 2020	531,667	$532	13,775,349,662	$13,775,350	$178	$17,295,530	$(36,124,747)	$(5,053,156)

Balance at January 1, 2019	-	$-	4,128,139	$4,128	$-	$17,416,117	$(21,401,234)	(3,980,989)

Contributed services	-	-	-	-	-	162,000	-	162,000

Shares issued to officers, directors and consultants	125,000	125	-	-	-	374,875	-	375,000

Shares issued for debt conversion	-	-	405,408	405	-	932,262	-	932,667

Shares issued for cash	-	-	16,000	16	-	59,084	-	59,100

Shares issued for financing costs	-	-	20,000	20	-	114,980	-	115,000

Shares issued for prepaid services	-	-	214,064	215	-	905,996	-	906,211

Shares issued for services	-	-	105,000	105	-	492,100	-	492,205

Shares to be issued for services	-	-	-	-	19,150	-	-	19,150

Derivative liability	-	-	-	-	-	956,062	-	956,062

Net loss	-	-	-	-	-	-	(4,624,131)	(4,624,131)

Balance at September 30, 2019	125,000	$125	4,888,611	$4,889	$19,150	$21,413,476	$(26,025,365)	$(4,587,725)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities
Net loss	$(5,262,728)	$(4,624,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,272	4,794.
Contributed services	162,000	162,000
Shares issued to officers, directors and consultants	376,750	86,250
Shares issued for consulting services	1,653	511,355
Shares issued for financing costs	95,933	115,000
Amortization of debt discount and prepaids	771,793	3,369,240
Gain (loss) on derivative liability	2,734,266	(1,949,180)
Loss on disposal of asset	3,866	-
Changes in operating assets and liabilities
Prepaid expense	(19,708)	(57,948)
Accounts receivable	(192,496)	-
Accounts payable and accrued expenses	638,533	111,801
Accounts payable - related party	196,460	(19,891)
Accrued expenses - related party	25,489	(15,835)
Accrued compensation	182,887	(82,006)

Net cash used in operating activities	(280,028)	(2,388,551)

Cash flows from investing activities
Purchase of equipment	-	(13,374)
Net cash used in investing activities	-	(13,374)

Cash flows from financing activities
Proceeds from issuance of common stock	-	59,100
Issuance of convertible debt	52,800	4,400,500
Payment on debt	-	(1,102,450)
Debt issuance costs	(7,800)	(557,500)

Net cash provided by financing activities	45,000	2,799,650

Net increase (decrease) in cash	(235,028)	397,725

Cash, beginning of period	240,722	383,335

Cash, end of period	$5,694	$781,060

Supplemental Information:
Cash paid for:
Taxes	$-	$1,856
Interest Expense	$-	$475,519
Non cash items:
Derivative liability and debt discount issued with new notes	$-	$2,831,539
Shares issued for debt conversion	$1,600,327	$932,667
Shares issued for prepaids	$-	$906,211

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2020

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

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics (the “Bistromatics Agreement”) pursuant to which Bistromatics agreed to provide operational services to the Company for its PHZIO System including development, content editing and training, support and maintenance, billing, hosting and oversight, among other services. Reference is made to the Company’s Form 8-K filed on November 21, 2016, which Form 8-K was signed by Darwin Fogt as CEO on behalf of the Company, regarding the disclosure of the Bistromatics Agreement. The Services Agreement included a provision granting Bistromatics the right to appoint 40% of the Registrant’s Board of Directors, resulting in the appointment of Messrs. Fogt and Hollister as members of the Company’s Board. Although both Companies continue to abide by the Services Agreement the Company is in arrears in fees to Bistromatics for approximately $783,000 as of September 30, 2020. The Service Agreement expired during the 1st quarter of 2020 and the parties continue to discuss the formation of a new Services Agreement.

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

On September 15, 2020, the Company and Bistromatics signed an agreement that would transfer all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement would eliminate all past due professional fees of approximately $783,000. The transfer of rights would not be completed until December 31, 2020.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2020

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2020. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Going Concern

For the nine months ended September 30, 2020, the Company had revenues of $263,429. The Company has an accumulated loss of $36,124,747 and a working capital deficit of $5,075,829 The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of September 30, 2020, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,685,375	$-	$-	$1,685,375
Total Liabilities measured at fair value	$1,685,375	$-	$-	$1,685,375

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2020

(unaudited)

As of December 31, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,529,974	$-	$-	$3,529,974
Total Liabilities measured at fair value	$3,529,974	$-	$-	$3,529,974

Revenue Recognition

The Company recognizes revenue per ASC 606. Revenue is recognized when the claims for physical therapy sessions have been submitted to the various insurance carriers.

Note 3. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s former directors and Chief Technical Officer (“CTO”) is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The PC will also have the right to appoint 40% of the directors. At the periods ended September 30, 2020 and December 31, 2019, the Company had a payable of $782,832 and $582,832, respectively. The CTO resigned his officer and director position on June 1, 2020.

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

Throughout the nine months ended September 30, 2020, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of September 30, 2020 and December 31, 2019 were $0 and $1,368, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $121,107 and $137,500 as of September 30, 2020 and December 31, 2019, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $290,861 and $532,974 as of September 30, 2020 and December 31, 2019, respectively.

Note 4. Convertible Notes Payable

Nine Months Ended September 30, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. After 180 days, the convertible note converts into common stock of the Company at a conversion price that shall be equal to 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended September 30, 2020, the Company accrued interest expense of $3,276.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2020

(unaudited)

Note 5. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the year ended December 31, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. On May 22, 2020, two independent directors resigned and three officers/directors/consultant resigned. Therefore, the vesting of their preferred shares ceased on those dates per the authorization documents. During the nine months ended September 30, 2020, there were 281,667 preferred shares that vested and $425,000 was recorded to reduce accrued compensation; $43,250 was recorded to reduce accrued directors’ fees, and $376,750 was recorded as expense for a total of $845,000. As of September 30, 2020, there were 531,667 vested preferred shares for a total value of $1,595,000.

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

September 30, 2020

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

Nine Months Ended September 30, 2020

In January 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 80,000 shares of common stock with a value of $126. The Company needs to issue an additional 100,000 shares of common stock with a value of $20. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

During the nine months ended September 30, 2020, the Company issued a total of 13,761,881,370 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $1,371,723 of principal, $132,671 of accrued interest and $95,933 of financing costs.

During the nine months ended September 30, 2020, the Company issued 668,332 shares of common stock for consultant services valued at $1,653 which includes the advisory services agreement discussed above.

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

During the nine months ended September 30, 2019, the Company issued 95,000 shares of common stock to consultants for services rendered in accordance to consulting agreements. The value of these shares is $466,403

During the nine months ended September 30, 2019, the Company issued 405,409 shares of common stock for debt conversion totaling $932,667 which includes $889,950 principal, $40,217 accrued interest and $2,500 due diligence fee.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2020

(unaudited)

Stock Options

The following is a summary of the status of all Company’s stock options as of September 30, 2020 and changes during the nine months ended on that date:

		Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding on December 31, 2019	57,000	$40.00	1.1	$-
Granted	-	-
Exercised	-	-
Cancelled	(30,000)	-
Outstanding on September 30, 2020	27,000	40.00	.4	$-
Options exercisable on September 30, 2020	27,000	$40.00	.4	$-

Warrants

The following is a summary of the status of the Company’s warrants as of September 30, 2020 and changes during the nine months ended on that date:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding on December 31, 2019	42,015	$11.94	1.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(16,000)	11.04	-	-
Outstanding on September 30, 2020	26,015	$12.50	1.5	$-
Warrants exercisable on September 30, 2020	26,015	$12.50	1.5	$-

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

Notes to Consolidated Condensed Financial Statements

September 30, 2020

(unaudited)

Note 7. Revenue Recognition

Under ASC Topic 606, the Company recognizes revenue when the claims for physical therapy sessions have been submitted to the various insurance carriers.

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the nine months ended September 30, 2020 and 2019, the Company amortized the debt discount of $604,738 and $2,690,435, respectively.

During the nine months ended September 30, 2020, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2019	$3,529,974
Addition of new conversion option derivatives	-
Conversion of note derivatives	(4,578,864)
Change in fair value	2,734,265
Derivative liability at September 30, 2020	$1,685,375

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0001
Exercise price of warrants	$12.50
Conversion rate of convertible debt	$.00007-.00013
Risk free interest rate	.07%-.11%
Stock volatility factor	229.41-1100.34%
Years to Maturity	.01 – .30
Expected dividend yield	None

Note 9. Subsequent Events

From October 1 until the filing of this report, the Company issued 3,087,132,299 shares of common stock for convertible debt conversion totaling $248,091 which includes $235,595 principal and $12,496 accrued interest.

From October 1 until the filing of this report, the Company issued 1,701,666 shares of common stock to consultants for a value of $405.

On April 19, 2021, the Company filed a DEF 14C to disclose to the stockholders the ratification and approval by Joint Written Consent, based upon the unanimous approval by our Board of Directors and the consent of the Majority Consenting Stockholders, of the corporate actions to file an amendment to its Amended and Restated Articles of Incorporation to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp.; (ii) change the par value of the Company’s common stock and preferred stock from $0.001 per share to $0.0001 per share; and (iii) implement the 1:2,000 reverse split of our Common Stock and the shares underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions, on a one for two thousand (1:2,000) basis. The change in par value and the implementation of the reverse split must be approved by FINRA.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the six months ended September 30, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics (the “Bistromatics Agreement”) pursuant to which Bistromatics agreed to provide operational services to the Company for its PHZIO System including development, content editing and training, support and maintenance, billing, hosting and oversight, among other services. Reference is made to the Registrant’s Form 8-K filed on November 21, 2016, which Form 8-K was signed by Darwin Fogt as CEO on behalf of the Registrant, regarding the disclosure of the Bistromatics Agreement. The Services Agreement included a provision granting Bistromatics the right to appoint 40% of the Registrant’s Board of Directors, resulting in the appointment of Messrs. Fogt and Hollister as members of the Company’s Board. Although both Companies continue to abide by the Services Agreement the Company is in arrears in fees to Bistromatics for approximately $783,000 as of September 30, 2020. The Service Agreement expired during the first quarter of 2020 and the parties signed a new agreement on September 15, 2020 which is discussed below.

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

Plan of Operations

On September 15, 2020, the Company and Bistromatics signed an agreement that would transfer all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement would eliminate all past due professional fees of approximately $783,000. The transfer of rights would not be completed until December 31, 2020.

IP and Licensing

We have licensed our telemedicine platform from Bistromatics Inc., a company owned by our former CTO, for perpetuity for any telemedicine application in any market worldwide. The below noted chart highlights what we have built to date.

Results of Operations of eWellness for the three and nine months ended September 30, 2020 vs. 2019

REVENUES: Total revenues for the nine months ended September 30, 2020 and 2019 were $263,429 and $0. respectively. Total revenues for the three months ended September 30, 2020 and 2019 were $125,274 and $0, respectively.

OPERATING EXPENSES: Total operating expenses decreased to $1,911,156 for the nine months ended September 30, 2020 from $3,508,958 for the nine months ended September 30, 2019 reflecting a decrease of $1,597,802. The decrease resulted from a reduction in number of shares of common stock issued to consultants offset by an increase in financing fees for conversion of convertible debt. Total operating expenses decreased to $251,332 for the three months ended September 30, 2020 from $1,480,466 for the three months ended September 30, 2019 reflecting a decrease of $1,229,134. The decrease is a result of a decrease in the number of shares of common stock issued to consultants and offset by an increase in financing fees for conversion of convertible debt.

NET LOSS: The Company incurred a net loss $5,262,728 for the nine months ended September 30, 2020 compared with a net loss of $4,624,131 for the nine months ended September 30, 2019 which reflects an increase of $638,597. The increase is from an increase in loss on derivative liability on convertible debt of $4,683,446 offset by a decrease in interest expense of $2,185,912 and decrease in operating expenses of $1,597,802 (as outlined above). The Company recognized a net income of $1,226,798 for the three months ended September 30, 2020, compared with a net loss of $1,520,350 for the three months ended September 30, 2019, which reflects a decrease in loss of $2,747,148. The decrease is from a decrease in interest expense of $1,256,673, decrease in operating expenses of $1,229,134 (as outlined above) and an increase of gain on derivative liability on convertible debt of $134,480.

Liquidity and Capital Resources

As of September 30, 2020, we had negative working capital of $5,075,829 compared to negative working capital of $6,937,847 as of December 31, 2019. The negative working capital decrease is because of an decrease in derivative liability offset by increases in accounts payable and accrued expenses. Cash used in operations was $280,028 and $2,388,551 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in operations is a result of an increase in derivative liability and changes in operating assets and liabilities offset by an increase in net loss. Cash flows provided by financing activities were $45,000 and $2,799,650 for the nine months ended September 30, 2020 and 2019, respectively. The decrease resulted from a decrease in the issuance of convertible debt (net of debt issuance costs) of $3,798,000 and reduction of payment of debt of $1,102,450. The cash balance as of September 30, 2020 was $5,694.

We do not have sufficient cash on hand to operate. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt or be in another form. We may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, we may be unable to implement our current plans which circumstances would have a material adverse effect on our business, prospects, financial conditions and results of operations.

Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business.

Capital Expenditure Plan

During the nine months ended September 30, 2020, we raised $52,800, less $7,800 for debt issuance costs in equity and debt capital. We will require up to an additional $1.6 million in capital during the next 12 months to fully implement our business plan and fund our operations. Our plan is to utilize the equity capital that we raise, together with anticipated cash flow from operations, to fund a very significant investment in sales and marketing, concentration principally on advertising and incentivizing existing customers for the introduction of new customers, among other strategies. However, there can be no assurance that: (i) we will continue to be successful in raising equity capital in sufficient amounts and/or at terms and conditions satisfactory to the Company; or (ii) we will generate sufficient revenues from operations, to fulfill our plan of operations. Our revenues are expected to come from our PHZIO platform services. As a result, we will continue to incur operating losses unless and until we are able to generate sufficient cash flow to meet our operating expenses and fund our planned sales and market efforts. There can be no assurance that the market will adopt our portal or that we will generate sufficient cash flow to fund our enhanced sales and marketing plan. In the event that we are not able to successfully: (i) raise equity capital and/or debt financing; or (ii) market and significantly increase the number of portal users and revenues from such users, our financial condition and results of operations will be materially and adversely affected and we will either have to delay or curtail our plan for funding our sales and marketing efforts.”

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Nine Months Ended September 30, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended September 30, 2020, the Company accrued interest expense of $3,276.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, the Company issued a total of 13,761,881,370 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $1,371,723 of principal, $132,671 of accrued interest and $95,933 of financing costs.

During the nine months ended September 30, 2020, the Company issued 668,332 shares of common stock for consultant services valued at $1,653.

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

eWellness Healthcare Corporation

(Registrant)

By:	/s/ Douglas MacLellan	Date May 10, 2021
Douglas MacLellan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Chairman of the Board	May 10, 2021
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	May 10, 2021
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	May 10, 2021
Douglas Cole

