Form 10-K
period 2020-12-31
eWELLNESS HEALTHCARE Corp
filed 2021-08-02
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-1073143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 S Federal Hwy #464, Fort Lauderdale	33316
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The aggregate market value of the 7,851,491,497 voting and non-voting common equity held by non-affiliates on June 30, 2020 (the last trading date in June 2020) computed by reference to the closing price of $199.75 on such date or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $785,149.

The number of shares of Common stock, $0.001 par value, outstanding on July 31, 2021 is 17,707,683,627.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS

The Company Background and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011.

The Company believes that it was the first physical therapy telehealth company to offer real-time distance monitored assessments and treatments. Our business model was to have large-scale employers use our PHZIO platform as a fully PT monitored corporate musculoskeletal treatment (“MSK”) wellness program. The Company’s PHZIO home physical therapy assessment and exercise platform was designed to achieve a market presence in the $30 billion physical therapy market, the $4 billion MSK market and the $8 billion corporate wellness industry. PHZIO is the first real-time remote monitored 1-to-many MSK physical therapy platforms for home use.

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc., a company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics agreed to provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. When, and if, Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee would increase to $100,000. Bistromatics was granted the right to convert any outstanding monthly fee amounts became in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher. Bistromatics also had the right to appoint 40% of the directors and pursuant to this right, Darwin Fogt and Curtis Hollister, founders of Bistromatics, were appointed as board members.

Largely as a result of the Company’s inability to continue to raise capital through the issuance of convertible notes to institutional investors and the fact that the price of the Company’s Common Stock on the OTC had significantly declined, principally as a result of the conversion by the institutional investors of their notes, the Company’s ability to continue to adequately fund the growth of its telemedicine operations notwithstanding the fact that the telemedicine industry was flourishing during the COVID-19 Pandemic.

On May 22, 2020, the Company received and accepted the resignations of Brandon Rowberry and Rochelle Pleskow as independent directors. Their letters of resignation state the reason for their resignations were to permit them to pursue other business opportunities and further stated that they have had no disagreements with the operations, policies or practices of the Company. Also, on May 22, 2020, the Company received a letter of resignation from Darwin Fogt resigning as CEO, President and director of the Company and a separate letter of resignation from Curtis Hollister, resigning as CTO and director of the Company. Messrs. Fogt and Hollister continue to serve are executive officers and principals of Bistromatics Inc.

Pursuant to communications between the Company and Darwin Fogt and Curtis Hollister regarding their resignations, which resignations were accepted by the Company’s Board on June 1, 2020, Messrs. Fogt and Hollister represented to the Company that Bistromatics and its management will continue to provide support services to the Company’s PHZIO System, In addition, both Darwin Fogt and Curtis Hollister confirmed that they have had no disagreements with the operations, policies or practices of the Company.

In connection with the resignation of Darwin Fogt as CEO, the Company’s Board of Directors appointed Douglas MacLellan, who has served as the Company’s Chairman since May 2013, as Chief Executive Officer in addition to continuing to serve as the Chairman of the Board of Directors.

On September 15, 2020, the Company and Bistromatics signed an agreement that would transfer all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement would eliminate all past due fees payable to Bistromatics of $746,832 and transfer the assets and liabilities of the three Phzio entities to Bistromatics. The transfer of rights was completed on December 31, 2020.

During the last quarter of 2020 and the first quarter of 2021, the Company’s Board of Directors and Management determined that while it would continue its efforts and resources involving physical therapy and telemedicine, it would also pursue other health-related business opportunities. As of December 31, 2020, the Company has not entered into any agreements nor was it in any meaningful negotiations with third parties with respect to acquisitions or other transactions for new health-related business opportunities.

Notwithstanding the foregoing, reference is made to the disclosure in Note 14, Subsequent Events, and to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on April 19, 2021, for the purpose of approving the following corporate actions to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (for the purpose of reflecting the plan to expand its health-related business); (ii) implement a reverse split of our outstanding Common Stock and the shares of Common Stock underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions on a one for two thousand (1:2,000) basis; and (iii) adjust the par value of the Company’s Common Stock and Preferred Stock to $0.0001 per share. Reference is made to the disclosure under Note 14, Subsequent Events.

Employees

At the year ended December 31, 2020, we had 2 employees in the United States and various consultants.

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

Based on our financial statements for the years ended December 31, 2020 and 2019, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $8,771,527 for the year ended December 31, 2020 and $9,460,785 for the year ended December 31, 2019. As of the year ended December 31, 2020, we had an accumulated deficit of $39,633,546. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable.

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

Risks Related to Regulation

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

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2020. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

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

The price of our common shares has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.0001 to a high of $200.00 since trading began in 2016. Many factors could have a significant impact on the future price of our common shares, including:

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

As of February 20, 2020, we are authorized to issue 20,000,000,000 shares of common stock, $0.001 par value per share. As of July 31, 2021 there were 17,707,683,627 shares of common stock issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

We are authorized to issue 20,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2020, there were 696,667 shares of preferred stock issued and outstanding. The Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Until December 2019, our corporate office was in Culver City, California. The Company leased space for $500 per month from Evolution Physical Therapy, a company previously owned by our former CEO. After this lease was terminated in 2018, the Company rented office space from non-related third parties.

In December 2019, the corporate office was moved to Ft. Lauderdale, Florida.

ITEM 3. LEGAL PROCEEDINGS

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

	Price Range
Period	High	Low
Year Ended December 31, 2020:
First Quarter	$.20	$.001
Second Quarter	$.0002	$.0001
Third Quarter	$.0017	$.0001
Fourth Quarter	$.0004	$.0001
Year Ending December 31, 2021:
First Quarter	$.0049	$.0002

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

Record Holders. As of July 31, 2021, we had 17,707,683,627 shares of $0.001 par value common stock issued and outstanding held by 170 shareholders of record.

As of July 31, 2021, there are no outstanding options and/or warrants to purchase common equity of the Company.

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

On February 12, 2020, FINRA approved a 50:1 reverse split for the Company’s common stock. Consequently, all common shares have been adjusted as if the reverse split was completed at the beginning of the year ended December 31, 2019.

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

During the year ended December 31, 2019, the Company issued 8,225,381 shares of common stock for debt conversion totaling $1,955,557 which includes $1,776,901 principal, $157,756 accrued interest and $20,900 financing fees.

Sales of Unregistered Securities in 2020:

On January 30, 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 80,000 shares of common stock with a value of $104. The remaining 160,000 shares of common stock with a value of $30 has been recorded in Shares to be Issued. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

During the year ended December 31, 2020, the Company issued a total of 16,849,013,669 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $1,607,317 of principal, $145,167 of accrued interest and $95,933 of financing costs.

During the year ended December 31, 2020, the Company issued 588,332 shares of common stock for consultant services valued at $1,604.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2020 and 2019 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Results of Operations of eWellness for the Twelve-month Periods Ended December 31, 2020 vs. 2019

REVENUES: Total net revenues from operations for the years ended December 31, 2020 and December 31, 2019, were $255,346 and $3,635, respectively.

OPERATING EXPENSES: Total operating expenses decreased to $2,647,662 for the year ended December 31, 2020 from $4,304,842 for the year ended December 31, 2019 reflecting a decrease of $1,657,180. The decrease resulted from a reduction in number of shares of common stock issued to consultants offset by an increase in financing fees for conversion of convertible debt and increase of executive compensation expensed resulting from the officers’ Settlement and Agreements signed in February 2021 with an effective date of October 1, 2020. These agreements outlined that the preferred stock issued in 2019 would be fully vested at the year ended December 31, 2020.

NET LOSS: The Company incurred a net loss of $8,771,527 for the year ended December 31, 2020, compared with a net loss of $9,460,785 for the year ended December 31, 2019, which reflects a decrease of $689,258. The decrease is primarily because of a decrease of general and administrative expenses and professional fees (outlined above) of $2,016,819, decrease in interest expense of $3,572,731 and increase in loss on derivative liability of $4,720,487.

Liquidity and Capital Resources

As of December 31, 2020, we had negative working capital of $6,660,570 compared to negative working capital of $6,937,847 as of December 31, 2019. The main portion of the negative working capital decrease is because of a decrease in convertible debt, net of discount, a decrease in accounts payable – related party offset by an increase in derivative liability. Cash used in operations was $284,613 and $2,978,814 for the years ended December 31, 2020 and 2019, respectively. This is primarily due to a decrease in the net loss, decrease in amortization of debt discount and prepaids offset by an increase in loss on derivative liability. Cash flows provided by financing activities were $45,000 and $2,849,650 for the years ended December 31, 2020 and December 31, 2019, respectively. The decrease in cash flows from financing activities was from reduction of the issuance of convertible debt for cash. The cash balance as of December 31, 2020 was $1,109.

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

Contractual Obligations and Commitments

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. After 180 days, the convertible note converts into common stock of the Company at a conversion price that shall be equal to 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. As of December 31, 2020, this note was fully converted and during the year ended December 31, 2020 the Company accrued interest of $2,880.

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

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-23 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of eWellness Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of eWellness Healthcare Corporation (the Company) as of December, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to earn significant revenue, has a deficit in stockholders’ equity, and has sustained recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Derivative Liabilities

Description of the Matter:

As discussed in Note 11 to the financial statements, the Company has issued convertible notes that require derivative accounting primarily due to the variable conversion features. Management evaluates convertible debentures and associated warrants in accordance with ASC Topic 815, “Derivatives and Hedging,” and uses the Black Scholes Model to value the derivatives. This model requires management to make assumptions, use judgment, and can be complex.

Auditing managements assessments and valuations can be complex, involves judgment, and requires a thorough understanding of the convertible note terms.

How We Addressed the Matter in Our Audit:

We reviewed all contracts to obtain a thorough understanding of the terms. We tested the inputs and assumptions management used in the Black Scholes Model. We performed independent valuations of the derivatives to test management’s valuations. Lastly, we obtained confirmations directly from the note holders as well as the transfer agent to test the note balances, note terms, and conversions during the year.

Haynie & Company

Salt Lake City, Utah

August 2, 2021

We have served as the Company’s auditor since 2016.

eWELLNESS HEALTHCARE CORPORATION

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS

CURRENT ASSETS
Cash	$1,109	$240,722
Accounts receivable	-	$3,635
Prepaid expenses	3,235	157,139

Total current assets	4,344	401,496

Property & equipment, net	3,788	22,810
Intangible assets, net	-	9,000

TOTAL ASSETS	$8,132	$433,306

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,013,271	$310,747
Accounts payable - related party	-	586,372
Accrued expenses - related party	171,655	138,868
Accrued compensation	200,000	532,974
Convertible debt, net of discount	1,354,882	2,240,408
Derivative liability	3,925,106	3,529,974

Total current liabilities	6,664,914	7,339,343

Total Liabilities	6,664,914	7,339,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value,696,667 and 250,000 shares issued and outstanding, respectively	697	250
Common stock, authorized 20,000,000,000 shares, $.001 par value, 16,862,481,961 and 12,752,084 issued and outstanding, respectively	16,862,482	12,752
Shares to be issued	263	150
Additional paid in capital	16,113,322	23,942,830
Accumulated deficit	(39,633,546)	(30,862,019)

Total Stockholders’ Deficit	(6,656,782)	(6,906,037)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,132	$433,306

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2020	December 31, 2019

REVENUE
Revenue	$266,570	$3,635
Cost of revenue	11,224	-

Net Revenue	255,346	3,635

OPERATING EXPENSES
Executive compensation	767,639	408,000
General and administrative	699,440	1,492,944
Professional fees	1,180,583	2,403,898

Total Operating Expenses	2,647,662	4,304,842

Loss from Operations	(2,392,316)	(4,301,207)

OTHER INCOME (EXPENSE)
Interest income	1	41
Loss on derivative liability	(5,441,140)	(720,653)
Gain on extinguishment of debt	24,738	-
Gain on contingent liability	-	90,000
Loss on disposal of asset	(8,205)	-
Interest expense	(954,605)	(4,527,336)

Net Loss before Income Taxes	(8,771,527)	(9,459,155)

Income tax expense	-	(1,630)

Net Loss	$(8,771,527)	$(9,460,785)

Basic and diluted (loss) per common shares	$(0.00)	$(1.86)

Weighted average shares outstanding	7,849,264,946	5,083,148

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Shares		Common Shares		Shares to be	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2019	-	$-	4,128,139	$4,128	$-	$17,416,117	$(21,401,234)	$(3,980,989)

Contributed services	-	-	-	-	-	216,000	-	216,000

Shares issued to officers, directors and consultants	250,000	250	-	-	-	749,750	-	750,000

Shares issued for cash	-	-	16,000	16	-	59,084	-	59,100

Shares issued for debt conversion	-	-	8,225,381	8,225	-	3,929,566	-	3,937,791

Shares issued for financing costs	-	-	20,000	20	-	114,980	-	115,000

Shares issued for prepaid services	-	-	235,064	235	-	945,726	-	945,961

Shares issued for services	-	-	127,500	128	150	511,607	-	511,885

Net loss	-	-	-	-	-	-	(9,460,785)	(9,460,785)

Balance at December 31, 2019	250,000	$250	12,752,084	$12,752	$150	$23,942,830	$(30,862,019)	$(6,906,037)

Contributed services	-	-	-	-	-	153,518	-	153,518

Shares issued to officers, directors and consultants	446,667	447	-	-	-	1,339,553	-	1,340,000

Shares issued for debt conversion	-	-	16,849,013,669	16,849,014	-	(15,000,597)	-	1,848,417

Shares issued for services	-	-	668,332	668	113	956	-	1,737

Shares issued for rounding - 50:1 split	-	-	47,876	48	-	(48)	-	-

Discontinued operations	-	-	-	-	-	688,595	-	688,595

Derivative liability	-	-	-	-	-	4,988,515	-	4,988,515

Net loss	-	-	-	-	-	-	(8,771,527)	(8,771,527)

Balance at December 31, 2020	696,667	$697	16,862,481,961	$16,862,482	$263	$16,113,322	$(39,633,546)	$(6,656,782)

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities
Net loss	$(8,771,527)	$(9,460,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,869	6,731
Contributed services	153,518	216,000
Shares issued to officers, directors and consultants	503,588	187,500
Shares issued for consulting services	1,737	511,885
Shares issued for financing costs	95,933	135,900
Amortization of debt discount and prepaids	795,591	4,805,376
Gain on contingent liability	-	(90,000)
Gain on extinguishment of debt	(1,556)	-
Loss on derivative liability	5,441,140	720,653
Loss on disposal of asset	8,205	-
Changes in operating assets and liabilities
Prepaid expense	(21,887)	(49,197)
Accounts receivable	(66,848)	(3,635)
Accounts payable and accrued expenses	919,981	231,762
Accounts payable - related party	160,460	(97,800)
Accrued expenses - related party	29,995	(22,708)
Accrued compensation	460,188	(70,496)

Net cash used in operating activities	(284,613)	(2,978,814)

Cash flows from investing activities
Purchase of equipment	-	(13,449)
Net cash used in investing activities	-	(13,449)

Cash flows from financing activities
Shares issued for cash	-	59,100
Proceeds from issuance of convertible debt	52,800	4,458,450
Original issue discount and debt issuance costs	(7,800)	(565,450)
Payments on debt	-	(1,102,450)

Net cash provided by financing activities	45,000	2,849,650

Net decrease in cash	(239,613)	(142,613)

Cash, beginning of period	240,722	383,335

Cash, end of period	$1,109	$240,722

Supplemental Information:
Cash paid for:
Taxes	$-	$1,600
Interest Expense	$-	$-
Non cash items:
Derivative liability and debt discount issued with new notes	-	$4,385,384
Shares issued for debt conversion	$1,848,417	$1,955,557
Shares issued for prepaids	$-	$945,961

The accompanying notes are an integral part of these financial statements

eWELLNESS HEALTHCARE CORPORATION

Notes to Financial Statements

Note 1. The Company

The Company, Background and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company believes that it was the first physical therapy telehealth company to offer real-time distance monitored assessments and treatments. Our business model was to have large-scale employers use our PHZIO platform as a fully PT monitored corporate musculoskeletal treatment (“MSK”) wellness program. The Company’s PHZIO home physical therapy assessment and exercise platform was designed to achieve a market presence in the $30 billion physical therapy market, the $4 billion MSK market and the $8 billion corporate wellness industry. PHZIO is the first real-time remote monitored 1-to-many MSK physical therapy platforms for home use.

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc., a company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics agreed to provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. When, and if, Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee would increase to $100,000. Bistromatics was granted the right to convert any outstanding monthly fee amounts became in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher. Bistromatics also had the right to appoint 40% of the directors and pursuant to this right, Darwin Fogt and Curtis Hollister, founders of Bistromatics, were appointed as board members. Although both the Company and Bistromatics continued to abide by the Bistromatics Agreement, the Company was in arrears in fees owed to Bistromatics of $746,832 as of September 30, 2020. In addition, the Bistromatics Agreement expired during the 1st quarter of 2020 and the parties continue to discuss the formation of a new agreement during 2020.

Largely as a result of the Company’s inability to continue to raise capital through the issuance of convertible notes to institutional investors and the fact that the price of the Company’s Common Stock on the OTC had significantly declined, principally as a result of the conversion by the institutional investors of their notes, the Company’s ability to continue to adequately fund the growth of its telemedicine operations as the telemedicine industry was flourishing during the COVID-19 Pandemic.

On May 22, 2020, the Company received and accepted the resignations of Brandon Rowberry and Rochelle Pleskow as independent directors. Their letters of resignation state the reason for their resignations were to permit them to pursue other business opportunities and further stated that they have had no disagreements with the operations, policies or practices of the Company. Also, on May 22, 2020, the Company received a letter of resignation from Darwin Fogt resigning as CEO, President and director of the Company and a separate letter of resignation from Curtis Hollister, resigning as CTO and director of the Company. Messrs. Fogt and Hollister continue to serve as executive officers and principals of Bistromatics.

Pursuant to communications between the Company and Darwin Fogt and Curtis Hollister regarding their resignations, which resignations were accepted by the Company’s Board on June 1, 2020, Messrs. Fogt and Hollister represented to the Company that Bistromatics and its management will continue to provide support services to the Company’s PHZIO System, In addition, both Darwin Fogt and Curtis Hollister confirmed that they have had no disagreements with the operations, policies or practices of the Company.

In connection with the resignation of Darwin Fogt as CEO, the Registrant’s Board of Directors has appointed Douglas MacLellan, who has served as the Company’s Chairman since May 2013, as Chief Executive Officer in addition to continuing to serve as the Chairman of the Board of Directors.

On September 15, 2020, the Company and Bistromatics signed an agreement that would transfer all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement would eliminate all past due professional fees of $746,832. The transfer of rights was completed on December 31, 2020 and the balance sheet was adjusted to reflect the transfer of assets and liabilities from the Company to Bistromatics and the Phzio entities

During the last quarter of 2020 and the first quarter of 2021, the Company’s Board of Directors and Management determined that while it would continue its efforts and resources involving physical therapy and telemedicine, it would also pursue other health-related business opportunities. As of December 31, 2020, the Company has not entered into any agreements nor was it in any meaningful negotiations with third parties with respect to acquisitions or other transactions for new health-related business opportunities.

Notwithstanding the foregoing, reference is made to the disclosure in Note 14, Subsequent Events, and to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on April 19, 2021, for the purpose of approving the following corporate actions to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (for the purpose of reflecting the plan to expand its health-related business); (ii) implement a reverse split of our outstanding Common Stock and the shares of Common Stock underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions on a one for two thousand (1:2,000) basis; and (iii) adjust the par value of the Company’s Common Stock and Preferred Stock to $0.0001 per share.

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

Going Concern

For the year ended December 31, 2020, the Company had minimal revenues. The Company has an accumulated deficit of $39,633,546 and a working capital deficit of $6,660,570. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2020, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,925,106	$-	$-	$3,925,106
Total Liabilities measured at fair value	$3,925,106	$-	$-	$3,925,106

As of December 31, 2019, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,529,974	$-	$-	$3,529,974
Total Liabilities measured at fair value	$3,529,974	$-	$-	$3,529,974

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

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2020 and 2019, there was no impairment recognized.

Intangible Assets

The Company accounts for assets that are not physical in nature as intangible assets. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Intangible assets with indefinite useful lives are reassessed each year for impairment. If an impairment has occurred, then a loss is recognized. An impairment loss is determined by subtracting the asset’s fair value from the asset’s book/carrying value. For the years ended December 31, 2020 and 2019, there was no impairment recognized.

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the periods ended December 31, 2020 and 2019, no dilutive shares are added into the loss per share calculations. While currently antidilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents:

	2020	2019

Options	27,000	57,000
Warrants	26,015	42,015
Convertible Notes	24,728,206,940	18,023,364,840
	27,728,259,955	18,023,463,855

Recent Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 3. Property and Equipment

Property and equipment consist of computer equipment that is stated at cost $6,976 and $31,888 less accumulated depreciation of $3,188 and $9,078 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company disposed of computers with a cost value of $11,498 and transferred computers and equipment valued at $9,208 per the Bistromatics agreement dated September 15, 2020. (Footnote 1). Depreciation expense was $4,868 and $4,731 for the years ended December 31, 2020 and 2019, respectively.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets was $0 and $24,770 less accumulated amortization of $0 and $15,770 for the years ended December 31, 2020 and 2019, respectively. The stated cost of these assets and accumulated amortization were transferred per the Bistromatics agreement dated September 15, 2020 (Footnote 1). For the years ended December 31, 2020 and 2019, the amortization expense recorded was $2,000 and $2,000, respectively.

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

Net deferred tax liabilities consist of the following components as of December 31, 2020 and 2019:

	2020	2019

Deferred tax assets:
NOL carryover	$4,133,200	$2,402,900
Accrued payroll	42,000	111,900
Deferred rent	-	-
Related party accruals	-	123,100
Deferred tax liabilities
Depreciation	300	800
Valuation allowance	(4,175,500)	(2,638,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2020 and 2019 due to the following:

	2020	2019

Book loss	$(1,842,000)	$(1,986,800)
Depreciation	700	(500)
Contributed services	32,200	45,400
Meals & entertainment	2,400	10,800
Stock for prepaids	36,900	196,000
Stock for consulting	400	157,900
Amortization of debt discount	130,200	813,100
Accrued payroll	(69,900)	(121,900)
Gain on debt extinguishment	(5,200)	-
Gain on contingent liability	-	(18,900)
Related party accruals	(123,100)	(20,500)
Loss on disposal	1,700	-
Loss on derivative	1,142,600	151,300
Valuation allowance	693,100	774,100
	$-	$-

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $19,682,000 that may be offset against future taxable income from the year 2021 through 2040. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2020 and 2019, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued related to unrecognized benefits.

The tax years ended December 31, 2020, 2019 and 2018 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6. Related Party Transactions

In November 2016, the Company signed an agreement with a programming company (“PC”) within which one of the Company’s directors and Chief Technical Officer (“CTO”) is the Chief Marketing Officer. The agreement is for additional features to be programmed for the launch of the PHZIO platform. The Company is to pay a monthly base fee of $100,000 for the development and compensation for the Company’s CEO and CTO. Following payment of the initial $100,000, the Company is obligated to only pay $50,000 monthly until the PC has successfully signed and collected the first monthly service fee for 100 physical therapy clinics to use the PHZIO platform. The PC will also have the right to appoint 40% of the directors. On September 15, 2020, the Company and Bistromatics signed an agreement that would transfer all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement would eliminate all past due professional fees of $746,832. This transfer was completed by December 31, 2020. The CTO resigned his officer and director position on June 1, 2020.

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

Throughout the year ended December 31, 2020, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of the years ended December 31, 2020 and 2019 were $11,655 and $1,368, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $221,107 and $137,500 as of the years ended December 31, 2020 and 2019, respectively. Two of the independent directors resigned on May 22, 2020 so no further directors’ fees were accrued for them. On February 26, 2021, the remaining independent director signed a Settlement and Compromise Agreement which eliminated all previously accrued directors’ fees as of September 30, 2020 for a flat fee of $100,000. Since the effective date of the agreement was October 1, 2020, the adjustment was recorded as of December 31, 2020. Because the Company is not yet profitable the officers had agreed to defer compensation. On February 26, 2021, the officers signed Settlement and Compromise Agreements which eliminated all previously accrued compensation accrued as of September 30, 2020 for $100,000 each. Since the effective date of these agreements is October 1, 2020, the adjustment was recorded as of December 31, 2020. The Company had accrued executive compensation of $200,000 and $532,974 as of years ended December 31, 2020 and 2019, respectively.

Note 7. Convertible Notes Payable

Year Ended December 31, 2020

In March 2020, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $52,800. The note, which is due on January 15, 2021, has an original issue discount of $4,800 and transaction costs of $3,000. After 180 days, the convertible note converts into common stock of the Company at a conversion price that shall be equal to 70% of the average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. As of December 31, 2020, this note was fully converted and during the year ended December 31, 2020 the Company accrued interest of $2,880.

During the year ended December 31, 2020, the Company accrued interest of $330,871 for the 2019 convertible notes that were still outstanding throughout the year.

Year Ended December 31, 2019

In January 2019, the Company received the third tranche of $60,000 relating to a note executed on July 13, 2018. During the year ending December 31, 2020, the Company accrued interest expense of $1,350. In July 2019, the Company prepaid this note of $60,000 plus accrued interest and a prepayment penalty of $30,000. As of December 31, 2019, this note is fully paid.

In January 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2020, the Company accrued interest expense of $20,466. During the year ended December 31, 2020, the investor converted $266,000 of principal and $17,672 of accrued interest for 1,409,860 shares of common stock prices ranging between $.05 and $1.75. As of December 31, 2019, there is $42,000 principal outstanding.

In January 2019, the Company executed an 8% Convertible Promissory Notes payable to an institutional investor in the principal amount of $308,000 each. The note, which is due on January 8, 2020, has an original issue discount of $28,000 and transaction costs of $10,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% of the average of the two lowest per share trading prices for the twenty (20) trading days prior to the conversion date. During the year ended December 31, 2020, the Company accrued interest expense of $18,535. During the year ended December 31, 2020, the investor converted $308,000 of principal and $18,535 of accrued interest for 839,210 shares of common stock for prices ranging from $.10 to $2.10. As of December 31, 2019, this note is fully converted.

In January 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $114,000. The note, which is due on October 30, 2019, has an original issue discount of $11,000 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the year ended December 31, 2020, the Company accrued interest expense of $6,028. In July 2019, the Company prepaid this note of $114,000 plus accrued interest and a prepayment penalty of $42,010. As of December 31, 2019, this note is fully paid.

In January 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is due on November 15, 2019, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price that shall be equal to the 70% average of the two lowest per share trading prices for the ten (10) trading days prior to the conversion date. During the nine months ended December 31, 2020, the Company accrued interest of $2,753. In July 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $21,369. As of December 31, 2019, this note is fully paid.

In February 2019, the Company received the fourth tranche of $30,000 relating to a note executed on July 13, 2018. During the year ending December 31, 2020, the Company accrued interest of $700. During the year ended December 31, 2020, the investor converted $29,504 of principal for 382,800 shares of common stock at prices ranging from $.05 and $1.50. As of December 31, 2019, there is $496 principal and $700 accrued interest outstanding.

In March 2019, the Company executed a Securities Purchase Agreement for Convertible Debentures to an institutional investor in the principal amount of $365,000 to be funded in six tranches: $65,000 at signing, $100,000 forty-five (45) days after the signing date and $200,000 forty-five (45) days after the second closing date. The debentures, which are payable on March 18, 2022, have a 10% original issue discount and a commitment fee of $5,000 payable with the signing debenture. The debentures convert into common stock of the Company at a conversion price equal to the lesser of (i) $6.00 or (ii) seventy percent (70%) of the lowest traded price (as reported by Bloomberg LP) of the common stock for the ten (10) trading days prior to the conversion date. The first tranche of $65,000 was received in March 2019. In September 2019, the Company prepaid this note of $65,000 and a prepayment penalty of $19,500. As of December 31, 2019, this note is fully paid.

In March 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $47,300. The note, which is payable on January 30, 2020, has an original issue discount of $4,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2020, the Company accrued interest expense of $3,226. In September 2019, the Company prepaid this note of $47,300 plus accrued interest and a prepayment penalty of $16,555. As of December 31, 2019, this note is fully paid.

In March 2019, the Company executed a 3% Convertible Promissory Note payable to an institutional investor in the principal amount of $360,000. The note, which is payable twelve (12) months after each tranche is funded, has an original issue discount of $60,000. The original issue discount will be prorated with each tranche paid. The first tranche of $60,000 is due at signing date. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lesser of (i) lowest trading price or (ii) the lowest closing bid price on the OTCQB during the twenty-five (25) trading day period ending on the last complete trading day prior to the conversion date. The first tranche was received on March 29, 2019. The second tranche of $37,500 was received on July 19, 2019. During the year ended December 31, 2020, the Company accrued interest expense of $3.209. In September 2019, the Company prepaid the first tranche of $60,000 plus accrued interest and a prepayment penalty of $30,000. As of December 31, 2019, only the second tranche of $37,500 is outstanding.

In March 2019, the Company executed a 12% Convertible Promissory Note to an institutional investor in the principal amount of $1,500,000 to be funded over separate tranches; the first tranche to be funded on signing. The note, which is due and payable six (6) months after the funding date of each tranche, has an original issue discount of 10%. The Company issued 65,217 shares of restricted common stock on the closing date. These are deemed returnable shares which the investor must return if the Company repays the note prior to the maturity date. In addition, the Company issued 20,000 shares of restricted common stock as a commitment fee. The convertible note converts into common stock of the Company at a conversion price that shall be equal to 65% of the lowest trading price during the thirty (30) day trading period ending on the last complete trading day prior to the conversion date. The first tranche of $750,000 was received on March 25, 2019. The second tranche of $350,000 was received on July 12, 2019 and the Company issued 53,846 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of January 20, 2020. The third and final tranche was received on September 9, 2019 and the Company issued 80,000 shares of restricted common stock. These shares are redeemable if the Company pays the note prior to the maturity date of March 12, 2020. During the year ended December 31, 2020, the Company accrued interest expense of $112,372. During the year ended December 31, 2020, the investor converted $393,647 of principal and $77,017 of accrued interest for 3,705,340 shares of common stock at prices ranging from $0.02 to $11.00. At the year ended December 31, 2019, there is $1,106,353 principal and $35,355 accrued interest outstanding.

In April 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $58,300. The note, which is payable on February 15, 2020, has an original issue discount of $5,300 and transaction costs of $3,000. The convertible note converts into common stock of the Company at a conversion price equal to 70% of the average of the lowest two (2) trading prices during the ten (10) trading day period ending on the last complete trading day prior to the conversion date. During the year ended December 31, 2020, the Company accrued interest of $3,811. In September 2019, the Company prepaid this note of $58,300 plus accrued interest and a prepayment penalty of $20,405. As of December 31, 2019, this note is fully paid.

In May 2019, the Company executed a convertible note conversion period extension agreement on a note dated October 28, 2018, within which the period of conversion by note holder was extended to May 27, 2019. The Company paid $16,031 to note holder for this extension agreement. On May 28, 2019, the Company executed a second extension agreement on this note within which the period of conversion by note holder was extended to June 11, 2019. The Company paid $16,105 to note holder for this extension agreement. During the year ended December 31, 2020, the note holder converted the $308,000 note and accrued interest of $19,539 into 166,440 shares of common shares at prices ranging from $1.75 to $2.26. As of December 31, 2019, this note has been fully converted.

In May 2019, the Company executed a 12% Convertible Promissory Note payable to an institutional investor in the principal amount of $110,000. The note, which is due on February 13, 2020, has an original issue discount of $10,000 and transactions costs of $3,000. The convertible note converts into common stock of the Company at conversion price that shall be equal to the 65% of the lowest closing price for the twenty (20) trading days prior to the conversion date. During the years ended December 31, 2020, the Company accrued interest expense of $7,723. During the year ended December 31, 2020, the investor converted $91,500 of principal and $6,000 of accrued interest into 1,596,158 shares of common stock at prices ranging from $0.04 to $0.20. At the year ended December 31, 2019, there is $18,500 principal and $1,723 accrued interest outstanding.

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

Note 8. Equity Transactions

Preferred Stock

The total number of shares of preferred stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the year ended December 31, 2020, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. On May 22, 2020, two independent directors and three officers/directors/consultant resigned. Therefore, the vesting of their preferred shares ceased on those dates per the authorization documents. As part of the Settlement and Compromise agreements signed by current officers, director and consultant on February 26, 2021, with effective date October 1, 2020, the shares issued became fully vested at the year ended December 31, 2020. During the year ended December 31, 2020, $708,162 was recorded to reduce accrued compensation; $43,250 was recorded to reduce accrued directors’ fees, and $588,588 was recorded as expense for a total of $1,340,000.

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

The Series D Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation, (i) senior to all classes or series of the Corporation’s Common Stock, par value $0.001 per share (“Common Stock”), and to all other equity securities issued by the Corporation other than the Corporation’s newly authorized 13% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred”); (ii) on parity with all equity securities issued by the Corporation with terms specifically providing that the Series B Preferred ranks on parity, except with respect to voting rights on which the Series B Preferred ranks junior to the Series D Preferred and except with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Corporation, which the Series B Preferred ranks senior to the Series D Preferred; and (iii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or Preferred Stock) of the Corporation and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others in) existing subsidiaries of the Corporation. The term “equity securities” shall not include convertible debt securities The Holders of the Series D Preferred Stock have the right, on all matters subject to the vote of the capital stock of the Corporation, to have the collective vote equal to 70% of the total of all voting capital stock of the Corporation, notwithstanding the number of shares of voting capital stock, including shares of common stock, that may be outstanding from time to time. At the year ended December 31, 2020, none of these shares were issued.

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

Debt Conversion Shares

2020

During the year ended December 31, 2020, the Company issued a total of 16,849,013,669 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $1,607,317 of principal, $145,167 of accrued interest and $95,933 financing costs.

2019

During the year ended December 31, 2019, the Company issued a total of 8,225,381 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $1,776,901 of principal, $157,756 of accrued interest and $20,900 financing costs.

During the year ended December 31, 2019, the Company issued 219,064 shares of common stock for financing costs relating to convertible debt. The value of the financing costs was $937,462.

Consultant Issued Shares

2020

On January 30, 2020, the Company executed a 12-month advisory services agreement. The Company is to issue 20,000 shares of common stock monthly. The Company issued 80,000 shares of common stock with a value of $103. The remaining 160,000 shares of common stock with a value of $30 has been recorded in Shares to be Issued. In addition, the Company is to also pay the advisor a monthly fee of $2,500.

During the year ended December 31, 2020, the Company issued 588,332 shares of common stock for marketing and consulting services valued at $1,604.

2019

During the year ended December 31, 2019, the Company issued 163,500 shares of common stock for marketing and consulting services valued at $635,385.

Institutional Investor Shares

2020

None

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

The following is a summary of the status of all Company’s stock options as of December 31, 2020 and changes during the periods ended on December 31, 2020 and 2019, respectively:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs)	Value
Outstanding on January 1, 2019	57,000	$40.00	2.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding on December 31, 2019	57,000	$40.00	1.1	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/cancelled	30,000	40.00	.14	-
Outstanding on December 31, 2020	27,000	40.00	.14	$-
Options exercisable on December 31, 2020	27,000	$40.00	.14	$-

Warrants

The following is a summary of the status of the Company’s warrants as of December 31, 2020 and changes during the periods ended on December 31, 2020 and 2019, respectively:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding on January 1, 2019	75,564	$24.00	1.4	$0.037
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(33,549)	39.50	-	-
Outstanding on December 31, 2019	42,015	$12.00	1.9	$0.037
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(16,000)	11.04	-	-
Outstanding on December 31, 2020	26,015	$12.50	1.2	$-
Warrants exercisable on December 31, 2020	26,015	$12.50	1.2	$-

Note 9. Commitments, Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. There are no uncertainties that are considered other than ordinary, routine and incidental to the business.

Note 10. Revenue Recognition

Under ASC Topic 606, the Company recognizes revenue when the claims for physical therapy sessions have been submitted to the various insurance carriers. During the years ended December 31, 2020 and 2019, the Company recognized net revenue of $255,346 and $3,635, respectively.

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the years ended December 31, 2020 and 2019, the Company amortized the debt discount of $619,799 and $3,871,849, respectively, to interest expense.

During the years ended December 31, 2020 and 2019, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at January 1, 2019	$1,402,721	$181,381	$1,584,102
Addition of new conversion option derivatives	4,385,384	-	4,385,384
Conversion of note derivatives	(2,165,898)	-	(2,165,898)
Change in fair value	(92,240)	(181,374)	(273,614)
Derivative liability at December 31, 2019	$3,529,967	$7	$3,529,974
Conversion of note derivatives	(5,094,792)	-	(5,094,792)
Addition of new conversion	47,620	-	47,620
Change in fair value	5,442,306	(2)	5,442,304
Derivative liability at December 31, 2020	$3,925,101	$5	$3,925,106

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follow:

Stock price at valuation date	$.0001-.0002
Exercise price of warrants	$12.50
Conversion rate of convertible debt	$.00007 – .00014
Risk free interest rate	.07%-.16%
Stock volatility factor	229.41-1269.80%
Years to Maturity	.01 – .80
Expected dividend yield	None

Note 12. Discontinued Operations

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics, Inc., a company incorporated under the laws of Canada (“Bistromatics”). Pursuant to the Bistromatics Agreement, Bistromatics agreed to provide operational oversight of the Company’s Phzio System including development, content editing, client on boarding, clinic training, support & maintenance, billing, hosting and oversight and support of CRM and helpdesk system. The Company agreed to pay a monthly base fee of $50,000 monthly until Bistromatics has successfully signed and collected the first monthly service fee for 100 Physical Therapy Clinics to start using our Platform. When, and if, Bistromatics provides the Company with evidence of the 100 Physical Therapy Clinics, the monthly service fee would increase to $100,000. Bistromatics was granted the right to convert any outstanding monthly fee amounts became in arrears for 60 days into common stock at the same terms as the next round of financing or the Company’s common stock market price, whichever is higher. Bistromatics also had the right to appoint 40% of the directors and pursuant to this right, Darwin Fogt and Curtis Hollister, founders of Bistromatics, were appointed as board members. Although both the Company and Bistromatics continued to abide by the Bistromatics Agreement, the Company was in arrears in fees owed to Bistromatics of $746,832 as of September 30, 2020. In addition, the Bistromatics Agreement expired during the 1st quarter of 2020 and the parties continue to discuss the formation of a new agreement during 2020.

On September 15, 2020, the Company and Bistromatics signed an agreement that would transfer all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement would eliminate all past due professional fees of $746,832. The transfer of rights was completed on December 31, 2020 and the balance sheet presented as part of the financial statements in this report was adjusted to reflect the transfer of assets and liabilities of the Phzio entities to Bistromatics as of December 31, 2020. Below are the adjustments to the balance sheet at the year ended December 31, 2020:

Assets of discontinued operation:

Cash and cash equivalents	$11,972
Due from related party	$68,237
Accounts receivable	70,483

Total current assets	150,692

Property, plant & equipment	5,948

Intangible assets	7,000

Total Assets	$163,640

Liabilities of discontinued operations:

Accounts payable	$775,516

Total current liabilities	775,516

Total Liabilities	775,516

Equity of discontinued operations:

Paid in capital	610,886

Total equity	610,886

Total Liabilities and Equity	$1,386,402

Note 13. Supplemental Cash Flow Information

During the year ended December 31, 2020 the Company had the following non-cash investing and financing activities:

●	Issued 16,849,013,669 shares of common stock for settlement of debt of $1,607,317, accrued interest of $145,167 and $95,933 of financing costs

●	Issued 668,332 shares of common stock valued at $1,737 for services

During the year ended December 31, 2019 the Company had the following non-cash investing and financing activities:

●	Issued 219,064 shares of common stock for financing costs valued at $937,462.

●	Issued 8,225,381 shares of common stock for settlement of debt of $1,776,900, accrued interest of $157,756 and $20,900 of financing costs.

●	Issued 36,000 shares of common stock valued at $123,500 which was recorded as a prepaid.

●	Issued 127,500 shares of common stock valued at $511,885 for services

Note 14. Subsequent Events

On April 19, 2021, the Company filed a DEF 14C to disclose to the stockholders the ratification and approval by Joint Written Consent, based upon the unanimous approval by our Board of Directors and the consent of the Majority Consenting Stockholders, of the corporate actions to file an amendment to its Amended and Restated Articles of Incorporation to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (“Name Change”); (ii) change the par value of the Company’s common stock and preferred stock from $0.001 per share to $0.0001 per share (“Par Value Change”); and (iii) implement the 1:2,000 reverse split of our Common Stock and the shares underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions, on a one for two thousand (1:2,000) basis (“Reverse Split”). The Name Change, Par Value Change and Reverse Split are sometimes referred to as the “Corporate Actions”, which Corporate Actions must be approved by FINRA.

As stated in the DEF 14C, the Name Change from eWellness Healthcare Corporation to American Health Protection Corp. was to reflect the Company’s plan to diversify its business operations from the telemedicine business and the proprietary PHZIO System to include other health related services to its primary target market focused on small and mid-sized corporate clients. The Par Value Change of the Company’s Common Stock and Preferred Stock from $0.001 per share to $0.0001 per share was the result that for more than the past six months (preceding the filing of the DEF 14C), the price of its Common Stock on the OTC Markets had been less than the $0.001 par value of its Common Stock. As a result, the Company had not been able to raise capital by the issuance of shares of Common Stock at less than the $0.001 par value and, in addition, the Company could not raise capital through the issuance of shares of convertible Preferred Stock having a conversion price of less than the $0.001 par value of the Common Stock. Lastly, the rationale for the Reverse Split of the outstanding shares of Common Stock on a one for two thousand (1:2,000) basis was needed because the outstanding shares and shares reserved for convertible debt conversion resulted in no shares being available for capital raise purposes.

With the Company’s announced plan to diversify its health-related business beyond its telemedicine operations, which telemedicine operations will continue, the Company has engaged in negotiations with a recently formed private Nevada company controlled by a third party, American Health Protection, Inc.(“AMHP”), for a potential business combination. In connection with such negotiations, the Company’s Board of Directors on March 8, 2021, approved the organization of EWLL Acquisition Corp. under the laws of Nevada as a new wholly owned subsidiary of the Company (“EWLL Acquisition”). The purpose of the formation of EWLL Acquisition was in contemplation of its merger with and into AMHP which would be the surviving entity and become a wholly owned subsidiary of the Company.

Pursuant to the Company’s intentions referenced above, the Company on May 18, 2021, entered into an Agreement and Plan of Merger by and between the Company, EWLL Acquisition and AMHP pursuant to which AMHP merged with EWLL Acquisition, with AMHP being the surviving entity and becoming a wholly owned subsidiary of the Company, subject to filing of Articles of Merger with the State of Nevada. On July 14, 2021, the Company filed the requisite Articles of Merger with the State of Nevada and, as a result, AMHP became a wholly owned subsidiary of the Company and EWLL Acquisition ceased to exist.

On May 12, 2021, the Board of Directors authorized 1,000,000 shares of Series C Convertible Preferred Stock, 200,000 shares of Series D Voting Preferred Stock and 2,500,000 shares of Series E Convertible Preferred Stock each series having a par value of $.0001.

From January 1 until the filing of this report, the Company issued 2,001,666 shares of common stock for consulting services for a value of $750.

From January 1 until the filing of this report, the Company issued 920,000 shares of Series C Convertible Preferred shares, 200,000 shares of Series D Voting Preferred Shares and 350,000 shares of Series E Convertible Preferred shares.

From January 1 until the filing of this report, the Company issued 843,200,000 shares of common stock for the conversion of 84,320 shares of Series E Convertible Preferred shares.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2020, our internal control over financial reporting was not effective:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)
David Markowski	60	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	65	Chief Executive Officer, Chairman and Secretary
Douglas Cole	65	Member of the Board of Directors

David Markowski, Chief Financial Officer & Director. Mr. Markowski has been CFO and a Director of eWellness Healthcare Corporation since May 2013. From October 1997 to October 2002, he was CEO and Co-Founder of GFNN, Inc. From 2002 to 2013 Mr. Markowski has maintained various active roles within GFNN’s subsidiaries including Founder, Director and CEO positions. From October 2009 to December 2011, he was the Director of Corporate Development for Visualant, Inc. From June 2003 to 2010 he was President of Angel Systems, Inc. an independent consulting firm with competencies in strategic marketing and business development. From January 1998 to October 1998, Mr. Markowski served as the Vice President of Finance for Medcom USA, a NASDAQ listed company. Prior to that, he had a decade of investment banking experience on Wall Street involved in financing start-ups and public offerings. He is a business development specialist with accolades in INC Magazine and others. Mr. Markowski obtained a BA degree in Marketing from Florida State University in 1982.

Douglas MacLellan, Chief Executive Officer and Chairman of the Board. Mr. MacLellan currently serves as Chief Executive Officer and Chairman of the Board of eWellness Healthcare Corporation. Mr. MacLellan has served as Chairman since May 2013 and was appointed by the Board to serve as Chief Executive Officer upon the resignation of Darwin Fogt, former CEO and Director effective on May 22, 2020. Mr. MacLellan is also an independent member of the board of directors of American Battery Metals Corporation (OTCQB: ABML), an early-stage battery metals recycling, extraction and resource production company, since October 2017 to the present. From November 2009 to December 2017, Mr. MacLellan was an independent director of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company. From June 2011 to the present, Mr. MacLellan has been Chairman of Innovare Products, Inc., a privately held company that develops innovative consumer products. From September 1992 through April 2014, Mr. MacLellan was Chairman and chief executive officer at Radient Pharmaceuticals Corporation. (OTCQB: RXPC.PK), a vertically integrated specialty pharmaceutical company. He formally served as president and chief executive officer for the MacLellan Group, an international financial advisory firm from 1992 to 2017. From August 2005 to May 2009, Mr. MacLellan was co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. Mr. MacLellan was educated at the University of Southern California in economics and international relations.

Douglas Cole, Director. Mr. Cole has been a Director of the Company since May 2014. Mr. Cole is currently the Chairman and CEO of American Battery Metals Corporation (OTCQB: ABML), an early-stage battery metals recycling, extraction and resource production company headquartered in Nevada. Mr. Cole has also been a Partner with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Since 1977, Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997, Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

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

Based solely upon a review of information furnished to the Company, to the Company’s knowledge, during the fiscal year ended December 31, 2020, all such forms were filed.

ITEM 11: EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2020 and 2019, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $150,000.

On February 12, 2021, each of the two officers signed a Settlement and Compromise Agreement within which they agreed to eliminate any previously accrued compensation as of September 30, 2020 for $100,000 each. Since the effective date of this agreement was October 1, 2020, this transaction was recorded at the year ended December 31, 2020. This Settlement and Compromise Agreement eliminated any previous compensation agreements established with the Share Purchase Agreement in 2014.

Director’s Compensation

There is no formal or informal arrangements or agreements to compensate employee directors for service provided as a director; however, compensation for new non-employee directors is determined on an ad hoc basis by the existing members of the board of directors at the time a director is elected. They are entitled to receive reimbursement of out-of-pocket expenses.

On February 12, 2021, the independent director signed a Settlement and Compromise Agreement within which they agreed to eliminate any previously accrued directors’ fees for this director as of September 30, 2020 for $100,000. Since the effective date of this agreement was October 1, 2020, this transaction was recorded at the year ended December 31, 2020. This Settlement and Compromise Agreement eliminates the future need to accrue monthly directors’ fees.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2020.

Option Grants

During the year ended December 31, 2020, there were no options granted.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2020 and 2019 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of July 31, 2021 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of July 31, 2021, we had 17,707,683,627 shares of common stock issued and outstanding.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership	Class

Douglas MacLellan	155,000	.00%
David Markowski	62,000	.00%
Doug Cole	16,000	.00%

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

Indebtedness of Management

No officer, director or security holder known to us beneficially owns more than 5% of our Common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2020 and 2019.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees	$79,500	$88,700
Audit-Related Fees	9,100	5,000
Tax Fees	-	-
All Other Fees	-	-
Total	$88,600	$93,700

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

Part IV

ITEM 15: EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Exhibit No.	Description
3.1(a)	Amendment to the Amended and Restated Articles of Incorporation dated February 14, 2020 filed in the Company’s Form 10-K for the period ended December 31, 2019.

3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)

10.24	Registrant’s Rule 10b5-1 Equity Only, dated January 1, 2019, filed on March 27, 2019 with the Company’s Form 10-K for the year ended December 31, 2019

10.25	Registrant’s 2018 Employee Incentive Plan, dated January 1, 2018, filed on March 27, 2019 with the Company’s Form 10-K for the year ended December 31, 2019

10.30	Agreement between the Company and Bistromatics, Inc. Dated September 15, 2020 transferring Intellectual Property Rights to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms in Exchange for debt forgiveness and 15% of Bistromatics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 24, 2020)

31.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Douglas MacLellan	Date: August 2, 2021
Douglas MacLellan
President, CEO, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Director	August 2, 2021
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	August 2, 2021
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	August 2, 2021
Douglas Cole

