Form 10-Q
period 2021-03-31
eWELLNESS HEALTHCARE Corp
filed 2021-08-13
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ] No [X]

The number of shares of Common Stock, $0.001 per share par value, outstanding on August 13, 2021 was 17,707,683,628.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$-	$1,109
Prepaid expenses	5,000	3,235

Total current assets	5,000	4,344

Property & equipment, net	3,385	3,788

TOTAL ASSETS	$8,385	$8,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Cash overdraft	$3,487	-
Accounts payable and accrued expenses	987,863	$892,164
Accrued expenses - related party	294,024	292,762
Accrued compensation	200,000	200,000
Convertible debt, net of discount	1,354,882	1,354,882
Derivative liability	2,147,698	3,925,106

Total current liabilities	4,987,954	6,664,914

Total Liabilities	4,987,954	6,664,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, authorized, 20,000,000 shares, $.001 par value, 696,667 and 696,667 hares issued and outstanding, respectively	697	697
Common stock, authorized 20,000,000,000 shares, $.001 par value, 16,864,183,627 and 16,862,481,961 issued and outstanding, respectively	16,864,184	16,862,482
Shares to be issued	195	263
Additional paid in capital	16,096,833	16,097,866
Accumulated deficit	(37,941,478)	(39,618,090)

Total Stockholders’ Deficit	(4,979,569)	(6,656,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,385	$8,132

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2021 and 2020

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

REVENUE
Revenue	$-	$14,375
Cost of revenue	-	-

Net Revenue	-	14,375

OPERATING EXPENSES
Executive compensation	-	187,000
General and administrative	23,167	346,690
Professional fees	13,820	467,418

Total Operating Expenses	36,987	1,001,108

Loss from Operations	(36,987)	(986,733)

OTHER INCOME (EXPENSE)
Interest income	-	1
Gain (loss) on derivative liability	1,777,408	(1,982,907)
Interest expense	(63,809)	(558,960)

Net Income (Loss) before Income Taxes	1,676,612	(3,528,599)

Income tax expense	-	-

Net Income (Loss)	$1,676,612	$(3,528,599)

Basic and diluted income (loss) per common shares	$0.00	$(0.02)

Weighted average shares outstanding	16,863,518,920	148,421,146

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

	Preferred Shares		Common Shares		Shares to be	Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at December 31, 2020	696,667	$697	16,862,481,961	$16,862,482	$263	$16,097,866	$(39,618,090)	$(6,656,782)

Shares issued for services	-	-	1,701,666	1,702	(68)	(1,033)	-	601

Net income	-	-	-	-	-	-	1,676,612	1,676,612

Balance at March 31, 2021	696,667	$697	16,864,183,627	$16,864,184	$195	$16,096,833	$(37,941,478)	$(4,979,569)

Balance at December 31, 2019	250,000	250	12,752,084	$12,752	$150	$23,942,830	$(30,862,019)	$(6,906,037)

Contributed services	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	125,000	125	-	-	-	374,875	-	375,000

Shares issued for debt conversion	-	-	1,416,790,494	1,416,791	-	(634,247)	-	782,544

Shares issued for services	-	-	415,000	415	(150)	392	-	657

Shares issued for rounding - 50:1 split	-	-	47,876	48	-	(48)	-	-

Derivative liability	-	-	-	-	-	2,548,023	-	2,548,023

Net loss	-	-	-	-	-	-	(3,528,599)	(3,528,599)

Balance at March 31, 2020	375,000	$375	1,430,005,454	$1,430,006	$-	$26,285,825	$(34,390,618)	$(6,674,412)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities
Net income (loss)	$1,676,612	$(3,528,599)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	402	2,079
Contributed services	-	54,000
Shares issued to officers, directors and consultants	-	186,250
Shares issued for consulting services	601	657
Discontinued adjustment	-	-
Shares issued for financing costs	-	73,750
Amortization of debt discount and prepaids	3,235	611,211
(Gain) loss on derivative liability	(1,777,408)	1,982,907
Changes in operating assets and liabilities
Prepaid expense	(5,000)	(21,888)
Accounts receivable	-	(14,375)
Overdraft cash	3.487	-
Accounts payable and accrued expenses	95,700	217,068
Accounts payable - related party	-	83,990
Accrued expenses - related party	1,262	18,402
Accrued compensation	-	60,501

Net cash used in operating activities	(1,109)	(274,047)

Cash flows from investing activities
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	52,800
Original issue discount and debt issuance costs	-	(7,800)

Net cash provided by financing activities	-	45,000

Net decrease in cash	(1,109)	(229,047)

Cash, beginning of period	1,109	240,722

Cash, end of period	$-	$11,675

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non cash items:
Derivative liability and debt discount issued with new notes	-	$45,000
Shares issued for debt conversion	$-	$782,544

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company has generated minimal revenues to date.

eWellness Healthcare Corporation is the first physical therapy telehealth company to offer real-time distance monitored assessments and treatments. On September 15, 2020, the Company and Bistromatics signed an agreement that transferred all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement eliminated all past due professional fees of approximately $783,000. The transfer of rights was completed on December 31, 2020.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2021. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Going Concern

For the three months ended March 31, 2021, the Company had no revenue. The Company has an accumulated loss of $37,941,478 and a working capital deficit of $4,982,954. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of March 31, 2021, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$2,147,698	$-	$-	$2,147,698
Total Liabilities measured at fair value	$2,147,698	$-	$-	$2,147,698

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

(unaudited)

As of December 31, 2020, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,925,106	$-	$-	$3,925,106
Total Liabilities measured at fair value	$3,925,106	$-	$-	$3,925,106

Revenue Recognition

The Company recognizes revenue per ASC 606. Revenue is recognized when the services have been completed.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. These reclassifications have no impact on the previously reported results.

Note 3. Related Party Transactions

Throughout the three months ended March 31, 2021, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of March 31, 2021 and December 31, 2020 were $12,917 and $11,655, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $221,107 and $221,1070 as of March 31, 2021 and December 31, 2020, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $200,000 and $200,000 as of March 31, 2021 and December 31, 2020, respectively.

Note 4. Convertible Notes Payable

During the three months ended March 31, 2021, there were no new convertible notes executed. During the three months ended March 31, 2021, the Company accrued interest payable of $63,808 on previously executed convertible notes payable.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

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

The Series D Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation, (i) senior to all classes or series of the Corporation’s Common Stock, par value $0.001 per share (“Common Stock”), and to all other equity securities issued by the Corporation ; (ii) on parity with all equity securities issued by the Corporation with terms specifically providing that the Series B Preferred ranks on parity, except with respect to voting rights on which the Series B Preferred ranks junior to the Series D Preferred and except with respect to rights to the payment of dividends and the distribution of assets upon any liquidation, dissolution or winding up of the Corporation, which the Series B Preferred ranks senior to the Series D Preferred; and (iii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or Preferred Stock) of the Corporation and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others in) existing subsidiaries of the Corporation. The term “equity securities” shall not include convertible debt securities The Holders of the Series D Preferred Stock have the right, on all matters subject to the vote of the capital stock of the Corporation, to have the collective vote equal to 70% of the total of all voting capital stock of the Corporation, notwithstanding the number of shares of voting capital stock, including shares of common stock, that may be outstanding from time to time. As of the period ended March 31, 2021, there were no Series B or D issued and outstanding.

Common Stock

On February 12, 2020, FINRA approved a 1:50 reverse split of the Company’s common stock. As noted throughout this document, all common shares are stated as if the 1:50 reverse split had been completed as of the beginning of the year ended December 31, 2020. Following the approval, the Company’s stock began trading under the symbol “EWLLD”. Due to rounding issues for the reverse split, the Company issued 47,876 additional shares of common stock.

On February 14, 2020, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of authorizing the increase in the number of authorized shares of Common Stock from one billion nine hundred million (1,900,000,000) shares of Common Stock to twenty billion (20,000,000,000) shares of Common Stock

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

(unaudited)

Three Months Ended March 31, 2021

During the three months ended March 31, 2021, the Company issued 1,701,666 shares of common stock for consultant services valued at $601.

Three Months Ended March 31, 2020

During the three months ended March 31, 2020, the Company issued a total of 1,416,790,494 shares of common stock per debt conversion of various convertible notes (see Note 4). The total of the debt conversion was for $643,998 of principal, $64,796 of accrued interest and $73,750 of financing costs.

During the three months ended March 31, 2020, the Company issued 355,000 shares of common stock for consultant services valued at $465.

During the three months ended March 31, 2020, the Company issued 60,000 shares of common stock for advisory services valued at $192.

Stock Options

The following is a summary of the status of all Company’s stock options as of March 31, 2021 and changes during the three months ended on that date:

Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding on December 31, 2020	27,000	$40.00	.14	$-
Granted	-	-
Exercised	-	-
Cancelled	(27,000)	-
Outstanding on March 31, 2021	-	-	-	$-
Options exercisable on March 31, 2021	-	$-	-	$-

Warrants

The following is a summary of the status of the Company’s warrants as of March 31, 2021 and changes during the three months ended on that date:

Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding on December 31, 2020	26,015	$12.50	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(26,015)	-	-	-
Outstanding on March 31, 2021	-	$-	-	$-
Warrants exercisable on March 31, 2021	-	$-	-	$-

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

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

Note 7. Derivative Valuation

The Company evaluated the convertible debentures and associated warrants in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. Therefore, these have been characterized as derivative instruments. The Company records the notes under ASU paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. The Company records the notes and warrants in their entirety at fair value, with changes in fair value recognized in earnings.

The debt discount is amortized over the life of the note and recognized as interest expense. For the three months ended March 31, 2021 and 2020, the Company amortized the debt discount of $0 and $465,919, respectively.

During the three months ended March 31, 2021, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2020	$3,925,106
Change in fair value	(1,777,408)
Derivative liability at March 31, 2021	$2,147,698

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0013
Exercise price of warrants	$12.50
Risk free interest rate	.01%
Stock volatility factor	241.82%
Years to Maturity	.08
Expected dividend yield	None

Note 8. Subsequent Events

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2021

(unaudited)

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

From Apri1 1 until the filing of this report, the Company issued 300,000 shares of common stock for consulting services for a value of $45.

From April 1 until the filing of this report, the Company issued 920,000 shares of Series C Convertible Preferred shares, 200,000 shares of Series D Voting Preferred Shares and 1,630,000 shares of Series E Convertible Preferred shares.

From April 1 until the filing of this report, the Company issued 843,200,000 shares of common stock for the conversion of 84,320 shares of Series E Convertible Preferred shares.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three months ended March 31, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

THE COMPANY

Overview

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

On November 12, 2016, the Company entered into a Services Agreement with Bistromatics (the “Bistromatics Agreement”) pursuant to which Bistromatics agreed to provide operational services to the Company for its PHZIO System including development, content editing and training, support and maintenance, billing, hosting and oversight, among other services. Reference is made to the Registrant’s Form 8-K filed on November 21, 2016, which Form 8-K was signed by Darwin Fogt as CEO on behalf of the Registrant, regarding the disclosure of the Bistromatics Agreement. The Services Agreement included a provision granting Bistromatics the right to appoint 40% of the Registrant’s Board of Directors, resulting in the appointment of Messrs. Fogt and Hollister as members of the Company’s Board. Although both Companies continue to abide by the Services Agreement the Company is in arrears in fees to Bistromatics . The Service Agreement expired during the first quarter of 2020 and the parties signed a new agreement on September 15, 2020 which is discussed below.

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

Notwithstanding the foregoing, reference is made to the Company’s Definitive Information Statement on Schedule 14C filed with the SEC on April 19, 2021, for the purpose of approving the following corporate actions to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (for the purpose of reflecting the plan to expand its health-related business); (ii) implement a reverse split of our outstanding Common Stock and the shares of Common Stock underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions on a one for two thousand (1:2,000) basis; and (iii) adjust the par value of the Company’s Common Stock and Preferred Stock to $0.0001 per share.

Results of Operations of eWellness for the three months ended March 31, 2021 vs. 2020

REVENUES: Total revenues for the three months ended March 31, 2021 and 2020 were $0 and $14,375. respectively.

OPERATING EXPENSES: Total operating expenses decreased to $36,987 for the three months ended March 31, 2021 from $1,001,108 for the three months ended March 31, 2020 reflecting a decrease of $964,121. The decrease resulted from a reduction in number of shares of common stock issued to consultants, reduction in accrued executive compensation, reduction in financing fees and reduction of professional fees.

NET INCOME (LOSS): The Company incurred a net income of $1,676,612 for the three months ended March 31, 2021 compared with a net loss of $3,528,599 for the three months ended March 31, 2020 which reflects an increase of $5,205,211. The increase from loss to income is from an increase from loss to gain from derivative liability on convertible debt of $3,706,315, a decrease in interest expense of $495,151 and decrease in operating expenses of $964,121 (as outlined above).

Liquidity and Capital Resources

As of March 31, 2021, we had negative working capital of $4,982,954 compared to negative working capital of $6,660,570 as of December 31, 2020. The negative working capital decrease is because of decreases in derivative liability and accounts payable and accrued expenses, Cash used in operations was $1,109 and $274,047 for the three months ended March 31, 2021 and 2020, respectively. The decrease in cash used in operations is a result of income. Cash flows provided by financing activities were $0 and $45,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease resulted from no issuance of stock for cash. The cash balance as of March 31, 2021 was a negative $3,488. This resulted from a timing issue with a payment to be returned by the bank.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

From time to time the Company may become a party to litigation matters involving claims against the Company. Except as may be outlined above, the Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, the Company issued 1,701,666 shares of common stock for consultant and advisory services valued at $601.

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

eWellness Healthcare Corporation

(Registrant)

By:	/s/ Douglas MacLellan	Date August 13, 2021
Douglas MacLellan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Chairman of the Board	August 13, 2021
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	August 13 2021
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	August 13, 2021
Douglas Cole

