Form 10-Q
period 2021-06-30
eWELLNESS HEALTHCARE Corp
filed 2021-08-23
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Emerging growth company ☐

The number of shares of Common Stock, $0.001 per share par value, outstanding on August 23, 2021 was 17,707,683,627.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$2,290	$1,109
Prepaid expenses	-	3,235

Total current assets	2,290	4,344

Property & equipment, net	3,053	3,788

TOTAL ASSETS	$5,343	$8,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,007,393	$892,164
Accrued expenses - related party	179,064	292,762
Accrued compensation	200,000	200,000
Convertible debt, net of discount	1,354,882	1,354,882
Derivative liability	1,433,783	3,925,106

Total current liabilities	4,175,122	6,664,914

Total Liabilities	4,175,122	6,664,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, authorized 20,000,000 shares, $.001 par value, 696,667 and 696,667 shares issued and outstanding, respectively	697	697
Preferred stock Series C, authorized 1,000,000 shares, $.0001 par value, 920,000 and 0 shares issued and outstanding, respectively	92	-
Preferred stock Series D, authorized 200,000 shares, $.0001 par value, 200,000 and 0 shares issued and outstanding, respectively	20	-
Preferred stock Series E Convertible, authorized 2,500,000 shares, $.0001 par value, par value, 265,680 and 0 shares issued and outstanding, respectively	27	-
Common stock, authorized 20,000,000,000 shares, $.001 par value, 17,707,683,627 and 16,862,481,961 issued and outstanding, respectively	17,707,684	16,862,482
Shares to be issued	-	263
Subscription receivable	(94,975)	-
Additional paid in capital	16,723,540	16,097,866
Accumulated deficit	(38,506,864)	(39,618,090)

Total Stockholders’ Deficit	(4,169,779)	(6,656,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,343	$8,132

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2021 and 2020

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUE	$-	$123,780	$-	$138,155

OPERATING EXPENSES
Executive compensation	260,000	187,000	260,000	374,000
General and administrative	187,687	88,553	210,854	435,243
Professional fees	766,984	383,163	780,804	850,581

Total Operating Expenses	1,214,671	658,716	1,251,658	1,659,824

Loss from Operations	(1,214,671)	(534,936)	(1,251,658)	(1,521,669)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	1
Gain (loss) on derivative liability	713,915	(2,217,052)	2,491,323	(4,199,959)
Loss on disposal of asset	-	(3,866)	-	(3,866)
Interest expense	(64,630)	(205,073)	(128,439)	(764,033)

Net Income (Loss) before Income Taxes	(565,386)	(2,960,927)	1,111,226	(6,489,526)

Income tax expense	-	-	-	-

Net Income (Loss)	$(565,386)	$(2,960,927)	$1,111,226	$(6,489,526)

Basic income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average basic shares outstanding	16,864,183,627	5,181,476,648	16,863,851,274	2,672,747,473

Diluted income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average diluted shares outstanding	41,592,390,567	32,909,736,603	41,592,390,567	32,909,736,603

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(unaudited)

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Shares - Series A		Preferred Shares - Series C		Preferred Shares - Series D		Preferred Shares - Series E		Common Shares		Subscription	Shares to be	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Issued	Capital	Deficit	Deficit

Balance at March 31, 2021	696,667	$697	-	$-	-	$-	-	$-	16,864,183,627	$16,864,184	$-	$195	$16,096,833	$(37,941,478)	$(4,979,569)

Shares issued to officers, directors and consultants	-	-	920,000	92	200,000	20	-	-	-	-	-	-	1,119,888	-	1,120,000

Shares issued for cash	-	-	-	-		-	350,000	35	-	-	(94,975)	-	349,965	-	255,025

Shares issued for preferred share conversions	-	-	-	-		-	(84,320)	(8)	843,200,000	843,200	-	-	(843,192)	-	-

Shares issued for services	-	-	-	-	-	-	-	-	300,000	300	-	(195)	46		151

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(565,386)	(565,386)

Balance at June 30, 2021	696,667	$697	920,000	$92	200,000	$20	265,680	$27	17,707,683,627	$17,707,684	$(94,975)	$-	$16,723,540	$(38,506,864)	$(4,169,779)

Balance at March 31, 2020	375,000	375	-	-	-	-	-	-	1,430,005,454	1,430,006	-	-	26,285,825	(34,390,618)	(6,674,412)

Contributed services	-	-	-	-	-	-	-	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	101,667	102	-	-	-	-	-	-	-	-	-	-	304,898	-	305,000

Shares issued for debt conversion	-	-	-	-	-	-	-	-	6,421,465,710	6,421,466	-	-	(6,047,649)	-	373,817

Shares issued for services	-	-	-	-	-	-	-	-	253,332	253	-	76	(201)	-	128

Derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	812,237	-	812,237

Net loss											-			(2,960,927)	(2,960,927)

Balance at June 30, 2020	476,667	$477	-	$-	-	$-	-	$-	7,851,724,496	$7,851,725	$-	$76	$21,409,110	$(37,351,545)	$(8,090,157)

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Preferred Shares - Series A		Preferred Shares - Series C		Preferred Shares - Series D		Preferred Shares - Series E		Common Shares		Subscription	Shares to be	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Issued	Capital	Deficit	Deficit

Balance at December 31, 2020	696,667	$697	-	$-	-	$-	-	$-	16,862,481,961	$16,862,482	$-	$263	$16,097,866	$(39,618,090)	$(6,656,782)

Shares issued to officers, directors and consultants	-	-	920,000	92	200,000	20	-	-	-	-	-	-	1,119,888	-	1,120,000

Shares issued for cash	-	-	-	-	-	-	350,000	35	-	-	(94,975)	-	349,965	-	255,025

Shares issued for preferred share conversions	-	-	-	-	-	-	(84,320)	(8)	843,200,000	843,200	-	-	(843,192)	-	-

Shares issued for services	-	-	-	-	-	-	-	-	2,001,666	2,002	-	(263)	(987)	-	752

Net profit	-	-	-	-	-	-	-	-	-	-	-	-	-	1,111,226	1,111,226

Balance at June 30, 2021	696,667	$697	920,000	$92	200,000	$20	265,680	$27	17,707,683,627	$17,707,684	$(94,975)	$-	$16,723,540	$(38,506,864)	$(4,169,779)

Balance at December 31, 2019	250,000	$250	-	$-	-	$-	-	$-	12,752,084	$12,752	$-	$150	$23,942,830	$(30,862,019)	(6,906,037)

Contributed services	-	-	-	-	-	-	-	-	-	-	-	-	108,000	-	108,000

Shares issued to officers, directors and consultants	226,667	227	-	-	-	-	-	-	-	-	-	-	679,773	-	680,000

Shares issued for debt conversion	-	-	-	-	-	-	-	-	7,838,256,204	7,838,257	-	-	(6,681,896)	-	1,156,361

Shares issued for services	-	-	-	-	-	-	-	-	668,332	668	-	(74)	191	-	785

Shares issued for rounding - 50:1 split	-	-	-	-	-	-	-	-	47,876	48			(48)	-	-

Derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	3,360,260	-	3,360,260

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,489,526)	(6,489,526)

Balance at June 30, 2020	476,667	$477	-	$-	-	$-	-	$-	7,851,724,496	$7,851,725	$-	$76	$21,409,110	$(37,351,545)	$(8,090,157)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For Six Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities
Net income (loss)	$1,111,226	$(6,489,526)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	736	3,676
Contributed services	-	108,000
Shares issued to officers, directors and consultants	1,120,000	344,960
Shares issued for consulting services	750	785
Shares issued for financing costs	-	93,433
Amortization of debt discount and prepaids	-	725,250
(Gain) loss on derivative liability	(2,491,323)	4,199,959
Loss on disposal of asset	-	3,866
Changes in operating assets and liabilities
Prepaid expense	3,235	(9,916)
Accounts receivable	-	(126,237)
Accounts payable and accrued expenses	115,230	513,643
Accounts payable - related party	-	196,460
Accrued expenses - related party	(113,698)	31,509
Accrued compensation	-	122,491

Net cash used in operating activities	(253,844)	(281,647)

Cash flows from investing activities
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	52,800
Original issue discount and debt issuance costs	-	(7,800)
Proceeds from issuance of preferred series E	255,025	-

Net cash provided by financing activities	255,025	45,000

Net increase (decrease) in cash	1,181	(236,647)

Cash, beginning of period	1,109	240,722

Cash, end of period	$2,290	$4,075

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non cash items:
Shares issued for debt conversion	$-	$1,156,360

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2021

(unaudited)

Note 1. The Company

The Company and Nature of Business

eWellness Healthcare Corporation (the “eWellness”, “Company”, “we”, “us”, “our”) was incorporated in the State of Nevada on April 7, 2011. The Company has generated minimal revenues to date.

eWellness Healthcare Corporation is the first physical therapy telehealth company to offer real-time distance monitored assessments and treatments. On September 15, 2020, the Company and Bistromatics signed an agreement that transferred all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement eliminated all past due professional fees of $748,832. The transfer of rights was completed on December 31, 2020.

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

On April 19, 2021, the Company filed a DEF 14C to disclose to the stockholders the ratification and approval by Joint Written Consent, based upon the unanimous approval by our Board of Directors and the consent of the Majority Consenting Stockholders, of the corporate actions to file an amendment to its Amended and Restated Articles of Incorporation to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (“Name Change”); (ii) change the par value of the Company’s common stock and preferred stock from $0.001 per share to $0.0001 per share (“Par Value Change”); and (iii) implement the 1:2,000 reverse split of our Common Stock and the shares underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions, on a one for two thousand (1:2,000) basis (“Reverse Split”). The Name Change, Par Value Change and Reverse Split are sometimes referred to as the “Corporate Actions”, which Corporate Actions must be approved by FINRA. Following the filing of this Form 10Q, the application to FINRA will be filed for approval of these actions.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2021

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2021. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Going Concern

For the six months ended June 30, 2021, the Company had no revenue. The Company has an accumulated loss of $38,506,864 and a working capital deficit of $4,172,832. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of June 30, 2021, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,433,783	$-	$-	$1,433,783
Total Liabilities measured at fair value	$1,433,783	$-	$-	$1,433,783

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2021

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

Note 3. Related Party Transactions

Throughout the six months ended June 30, 2021, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of June 30, 2021 and December 31, 2020 were $24,064 and $11,655, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $216,107 and $216,107 as of June 30, 2021 and December 31, 2020, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $200,000 and $200,000 as of June 30, 2021 and December 31, 2020, respectively.

Note 4. Convertible Notes Payable

During the six months ended June 30, 2021, there were no new convertible notes executed. During the six months ended June 30, 2021, the Company accrued interest payable of $128,439 on previously executed convertible notes payable.

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

Notes to Consolidated Condensed Financial Statements

June 30, 2021

(unaudited)

Note 5. Equity Transactions

Preferred Stock

The total number of shares of Series A Preferred Stock which the Company shall have authority to issue is 20,000,000 shares with a par value of $0.001 per share. During the year ended December 31, 2019, the Company authorized the issuance of 1,000,000 shares of preferred stock to officers, directors and consultants as deferred compensation and/or expense. The shares are eligible for conversion after 24 months into 40 shares of common stock per each preferred share. The value of the issued shares was calculated on the basis of 40 shares per preferred share at the common share value on the date of issuance. The deferred compensation value of the shares will vest monthly at 1/24th of the calculated value of $3,000,000 and requisite expense or reduction of accrued compensation and/or accrued directors fees will be recorded. At the recording of the requisite vested share value, the corresponding number of preferred shares will be recorded as being issued. On May 22, 2020, two independent directors resigned and three officers/directors/consultant resigned. Therefore, the vesting of their preferred shares ceased on those dates per the authorization documents. As part of the Settlement and Compromise agreements signed by current officers, director and consultant on February 26, 2021, with effective date October 1, 2020, the shares issued became fully vested at the year ended December 31, 2020.

In April 2021, the Board of Directors issued a Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock. The Board authorized that the Company shall have the authority to issue 1,000,000 shares with a par value of $.0001 per share to be issued to persons designated by the Board. The Series C Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Holder decides to convert the shares of Series C Preferred Stock.

In April 2021, the Board of Directors issued a Certificate of Designations, Preferences and Rights Limitations of Series D Preferred Stock. The Board authorized that the Company shall have the authority issue 200,000 shares with a par value of $.0001 per share to be issued to persons designated by the Board. The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Holder decides to convert the shares of Series D Preferred Stock.

In April 2021, the Board of Directors issued a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock. The Board authorized that the Company shall have authority to issue 2,500,000 shares with a par value of $.0001 per share. The Board of Directors may determine to : (i) issue a number of Series Preferred in a private placement at an offering price of $1.00 per share; (ii) issue the Series E Preferred in consideration for the cancellation of shares of the Company’s Series A Preferred held by the Corporation’s officers, directors and key personnel based on terms and conditions that the Board of Directors may determine; and (iii) issue the shares of Series E Preferred for such other purposes as the Board of Directors may determine.

The Series C, Series D and Series E Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation, (i) senior to all classes or series of the Corporation’s Common Stock, par value $0.001 per share (“Common Stock”), and to all other equity securities issued by the Corporation ; and (ii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or Preferred Stock) of the Corporation and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others) existing subsidiaries of the Corporation. The term “equity securities” shall not include convertible debt securities. The Holders of the Series D Preferred Stock have the right, on all matters subject to the vote of the capital stock of the Corporation, to have the collective vote equal to 70% of the total of all voting capital stock of the Corporation, notwithstanding the number of shares of voting capital stock, including shares of common stock, that may be outstanding from time to time.

On May 4, 2021, the Board of Directors issued 350,000 shares of Series E Convertible Preferred Stock for the subscription agreements dated March 1, 2021 at the value of $1.00 per share. Since the full payment of $350,000 had not been received at the period ended June 30, 2021, there is a subscription receivable for $94,975.

On May 12, 2021, the Board of Directors authorized the issuance of 200,000 shares of Series D Voting Preferred Stock with a value of $200,000.

On May 20, 2021, the Board of Directors authorized the issuance of 920,000 shares of Series C Convertible Preferred Stock with a value of $920,000.

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2021

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

Six Months Ended June 30, 2021

During the six months ended June 30, 2021, the Company issued 2,001,666 shares of common stock for consultant services valued at $752.

During the six months ended June 30, 2021, the Company issued 843,200,000 shares of common stock for conversion of 84,320 shares of preferred series E shares.

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

Stock Options

The following is a summary of the status of all Company’s stock options as of June 30, 2021 and changes during the six months ended on that date:

Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding on December 31, 2020	27,000	$40.00	.14	$-
Granted	-	-
Exercised	-	-
Cancelled	(27,000)	-
Outstanding on June 30, 2021	-	-	-	$-
Options exercisable on June 30, 2021	-	$-	-	$-

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

June 30, 2021

(unaudited)

Warrants

The following is a summary of the status of the Company’s warrants as of June 30, 2021 and changes during the six months ended on that date:

Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding on December 31, 2020	26,015	$12.50	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(26,015)	-	-	-
Outstanding on June 30, 2021	-	$-	-	$-
Warrants exercisable on June 30, 2021	-	$-	-	$-

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

The debt discount is amortized over the life of the note and recognized as interest expense. For the six months ended June 30, 2021 and 2020, the Company amortized the debt discount of $0 and $594,705, respectively.

During the six months ended June 30, 2021, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2020	$3,925,106
Change in fair value	(2,491,323)
Derivative liability at June 30, 2021	$1,433,783

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0006
Risk free interest rate	.05%
Stock volatility factor	101.21%
Years to Maturity	.08
Expected dividend yield	None

Note 8. Subsequent Events

From July 1 until the filing of this report, the Company issued 1,280,000 shares of Series E Convertible Preferred shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements including, but not limited to, variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the six months ended June 30, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Plan of Operations

On September 15, 2020, the Company and Bistromatics signed an agreement that transferred all worldwide marketing and Intellectual Property Rights or claims to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms to Bistromatics in return for a 15% ownership in Bistromatics. This agreement eliminated all past due professional fees of $748,832. The transfer of rights was completed on December 31, 2020.

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

The Name Change, Par Value Change and Reverse Split are sometimes referred to as the “Corporate Actions”, which Corporate Actions must be approved by FINRA. Following the filing of this Form 10Q, the Company will file the FINRA application for approval of these actions.

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

Results of Operations of eWellness for the three and six months ended June 30, 2021 vs. 2020

REVENUES: Total revenues for the six months ended June 30, 2021 and 2020 were $0 and $138,155. respectively.

OPERATING EXPENSES: Total operating expenses decreased to $1,251,658 for the six months ended June 30, 2021 from $1,659,824 for the six months ended June 20, 2020 reflecting a decrease of $408,166. The decrease resulted from a reduction in number of shares of common stock issued to consultants, reduction in accrued executive compensation, reduction in financing fees and reduction of professional fees. Total operating expenses increased to $1,214,671 for the three months ended June 30, 2021 from $658,716 for the three months ended June 30, 2020 reflecting an increase of $555,955. The increase is a result of an increase in the number of shares of preferred shares issued to officers, directors and consultants offset by a reduction in financing fees.

NET INCOME (LOSS): The Company had a net income of $1,111,226 for the six months ended June 30, 2021 compared with a net loss of $6,489,526 for the six months ended June 30, 2020 which reflects an increase of $7,600,752. The increase from loss to income is from an increase from loss to gain from derivative liability on convertible debt of $6,691,282, a decrease in interest expense of $558,960 and decrease in operating expenses of $408,166 (as outlined above). The Company had a loss of $635,594 for the three months ended June 30, 2021, compared with a net loss of $2,960,927 for the three months ended June 30, 2020, which reflects a decrease of net loss of $2,395,541. The decrease is from an increase from loss to gain from derivative liability on convertible debt of $2,930,967, a decrease in interest expense of $140,443 offset by an increase in operating expenses of $555,955 (as outlined above).

Liquidity and Capital Resources

As of June 30, 2021, we had negative working capital of $4,172,832 compared to negative working capital of $6,660,570 as of December 31, 2020. The negative working capital decrease is because of a decrease in derivative liability offset by an increase in accounts payable and accrued expenses. Cash used in operations was $253,844 and $281,647 for the six months ended June 30, 2021 and 2020, respectively. The decrease in cash used in operations is a result of income versus loss. Cash flows provided by financing activities were $255,025 and $45,000 for the six months ended June 30, 2021 and 2020, respectively. The increase resulted from the issuance of Preferred Series E stock for cash. The cash balance as of June 30, 2021 was $2,290.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2021, the Company issued 2,001,666 shares of common stock for consultant and advisory services valued at $752.

During the six months ended June 30, 2021, the Company issued 843,200,000 shares of common stock for conversion of 84,320 shares of preferred series E shares.

ITEM 2 EXHIBITS

(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated February 14, 2020 filed in the Company’s 10K for the period ended December 31, 2019.
3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)
10.30	Agreement between the Company and Bistromatics, Inc. Dated September 15, 2020 transferring Intellectual Property Rights to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms in Exchange for debt forgiveness and 15% of Bistromatics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 24, 2020)
10.31	Agreement and Plan of Merger dated May 18, 2021 between EWLL Acquisition Corp. and American Health Protection, Inc., filed herewith.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

(Registrant)

By:	/s/ Douglas MacLellan	Date August 23, 2021
Douglas MacLellan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Chairman of the Board	August 23, 2021
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	August 23, 2021
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	August 23, 2021
Douglas Cole

