Form 10-Q
period 2021-09-30
eWELLNESS HEALTHCARE Corp
filed 2021-11-09
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

Emerging growth company ☐

The number of shares of Common Stock, $0.001 per share par value, outstanding on November 9, 2021 was 18,507,683,628.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$1,620	$1,109
Prepaid expenses	-	3,235

Total current assets	1,620	4,344

Property & equipment, net	2,720	3,788

TOTAL ASSETS	$4,340	$8,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,171,669	$892,164
Accrued expenses - related party	134,247	292,762
Accrued compensation	200,000	200,000
Convertible debt, net of discount	1,354,882	1,354,882
Derivative liability	3,195,452	3,925,106

Total current liabilities	6,056,250	6,664,914

Total Liabilities	6,056,250	6,664,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A , authorized, 20,000,000 shares, $.001 par value, 696,667 and 696,667 shares issued and outstanding, respectively	697	697
Preferred stock Series C , authorized, 1,000,000 shares, $.0001 par value, 920,000 and 0 shares issued and outstanding, respectively	92	-
Preferred stock Series D , authorized, 200,000 shares, $.0001 par value, 200,000 and 0 shares issued and outstanding, respectively	20	-
Preferred stock Series E Convertible , authorized, 2,500,000 shares, $.0001 par value, par value, 1,545,680 and 0 shares issued and outstanding, respectively	155	-
Common stock, authorized 20,000,000,000 shares, $.001 par value, 17,707,683,627 and 16,862,481,961 issued and outstanding, respectively	17,707,684	16,862,482
Subscription receivable	(68,338)	-
Shares to be issued	-	263
Additional paid in capital	18,003,412	16,097,866
Accumulated deficit	(41,695,632)	(39,618,090)

Total Stockholders’ Deficit	(6,051,910)	(6,656,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,340	$8,132

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2021 and 2020

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUE	$-	$125,274	$-	$263,429

OPERATING EXPENSES
Executive compensation	-	102,000	260,000	476,000
General and administrative	36,434	54,465	247,288	489,708
Professional fees	1,325,551	94,867	2,106,355	945,448

Total Operating Expenses	1,361,985	251,332	2,613,643	1,911,156

Loss from Operations	(1,361,985)	(126,058)	(2,613,643)	(1,647,727)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	1
Gain (loss) on derivative liability	(1,761,669)	1,465,693	729,654	(2,734,266)
Loss on disposal of asset	-	-	-	(3,866)
Interest expense	(65,115)	(112,837)	(193,553)	(876,870)

Net Income (Loss) before Income Taxes	(3,188,769)	1,226,798	(2,077,542)	(5,262,728)

Income tax expense	-	-	-	-

Net Income (Loss)	$(3,188,769)	$1,226,798	$(2,077,542)	$(5,262,728)

Basic and diluted (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding	17,707,683,627	9,749,989,477	17,279,563,597	5,049,047,707

Weighted average diluted shares outstanding	25,991,582,032	32,382,204,327	25,563,462,002	27,681,262,557

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Shares - Series A		Preferred Shares - Series C		Preferred Shares - Series D		Preferred Shares - Series E		Common Shares		Subscription	Shares to be	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Issued	Capital	Deficit	Deficit

Balance at June 30 2021	696,667	$697	920,000	$92	200,000	$20	265,680	$27	17,707,683,627	$17,707,684	$(94,975)	$-	$16,723,540	$(38,506,864)	$(4,169,779)

Shares issued to officers, directors and consultants	-	-	-	-	-	-	1,280,000	128	-	-	-	-	1,279,872	-	1,280,000

Shares issued for cash	-	-	-	-		-	-	-	-	-	26,637	-	-	-	26,637

Shares issued for preferred share conversions	-	-	-	-		-	-	-	-	-	-	-	-	-	-

Shares issued for services	-	-	-	-	-	-	-	-	-	-	-	-	-		-

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,188,769)	(3,188,769)

Balance at September 30, 2021	696,667	$697	920,000	$92	200,000	$20	1,545,680	$155	17,707,683,627	$17,707,684	$(68,338)	$-	$18,003,412	$(41,695,632)	$(6,051,910)

Balance at June 30, 2020	476,667	477	-	-	-	-	-	-	7,851,724,496	7,851,725	-	76	21,409,876	(37,351,545)	(8,089,391)

Contributed services	-	-	-	-	-	-	-	-	-	-	-	-	54,000	-	54,000

Shares issued to officers, directors and consultants	55,000	55	-	-	-	-	-	-	-	-	-	-	164,945	-	165,000

Shares issued for debt conversion	-	-	-	-	-	-	-	-	5,923,625,166	5,923,625	-	-	(5,479,659)	-	443,966

Shares issued for services	-	-	-	-	-	-	-	-	-	-	-	102	-	-	102

Derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	1,146,368	-	1,146,368

Net loss														1,226,798	1,226,798

Balance at September 30, 2020	531,667	$532	-	$-	-	$-	-	$-	13,775,349,662	$13,775,350	$-	$178	$17,295,530	$(36,124,747)	$(5,053,157)

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Shares - Series A		Preferred Shares - Series C		Preferred Shares - Series D		Preferred Shares - Series E		Common Shares		Subscription	Shares to be	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Issued	Capital	Deficit	Deficit

Balance at December 31, 2020	696,667	$697	-	$-	-	$-	-	$-	16,862,481,961	$16,862,482	$-	$263	$16,097,866	$(39,618,090)	$(6,656,782)

Shares issued to officers, directors and consultants	-	-	920,000	92	200,000	20	1,280,000	128	-	-	-	-	2,399,760	-	2,400,000

Shares issued for cash	-	-	-	-	-	-	350,000	35	-	-	(68,338)	-	349,965	-	281,662

Shares issued for preferred share conversions	-	-	-	-	-	-	(84,320)	(8)	843,200,000	843,200	-	-	(843,192)	-	-

Shares issued for services	-	-	-	-	-	-	-	-	2,001,666	2,002	-	(263)	(987)	-	752

Net profit	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,077,542)	(2,077,542)

Balance at September 30, 2021	696,667	$697	920,000	$92	200,000	$20	1,545,680	$155	17,707,683,627	$17,707,684	$(68,338)	$-	$18,003,412	$(41,695,632)	$(6,051,910)

Balance at December 31, 2019	250,000	$250	-	$-	-	$-	-	$-	12,752,084	$12,752	$-	$150	$23,942,830	$(30,862,019)	(6,906,037)

Contributed services	-	-	-	-	-	-	-	-	-	-	-	-	162,000	-	162,000

Shares issued to officers, directors and consultants	281,667	282	-	-	-	-	-	-	-	-	-	-	844,718	-	845,000

Shares issued for debt conversion	-	-	-	-	-	-	-	-	13,761,881,370	13,761,882	-	-	(12,161,555)	-	1,600,327

Shares issued for services	-	-	-	-	-	-	-	-	668,332	668	-	28	957	-	1,653

Shares issued for rounding - 50:1 split	-	-	-	-	-	-	-	-	47,876	48			(48)	-	-

Derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	4,506,628	-	4,506,628

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,262,728)	(5,262,728)

Balance at September 30, 2020	531,667	$532	-	$-	-	$-	-	$-	13,775,349,662	$13,775,350	$-	$178	$17,295,530	$(36,124,747)	$(5,053,157)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities
Net income (loss)	$(2,077,542)	$(5,262,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,069	5,272
Contributed services	-	162,000
Shares issued to officers, directors and consultants	1,120,000	376,750
Shares issued for consulting services	1,280,752	1,653
Shares issued for financing costs	-	95,933
Amortization of debt discount and prepaids	-	771,793
(Gain) loss on derivative liability	(729,654)	2,734,266
Loss on disposal of asset	-	3,866
Changes in operating assets and liabilities
Prepaid expense	3,235	(19,707)
Accounts receivable	-	(192,495)
Accounts payable and accrued expenses	279,504	638,533
Accounts payable - related party	-	196,460
Accrued expenses - related party	(158,515)	25,489
Accrued compensation	-	182,887

Net cash used in operating activities	(281,151)	(280,028)

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	52,800
Original issue discount and debt issuance costs	-	(7,800)
Proceeds from issuance of preferred series E	281,662	-

Net cash provided by financing activities	281,662	45,000

Net increase (decrease) in cash	511	(235,028)

Cash, beginning of period	1,109	240,722

Cash, end of period	$1,620	$5,694

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non cash items:
Shares issued for debt conversion	$-	$1,600,327

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2021

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

September 30, 2021

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2021. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Going Concern

For the nine months ended September 30, 2021, the Company had no revenue. The Company has an accumulated loss of $41,695,632 and a working capital deficit of $6,054,630. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of September 30, 2021, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,195,452	$-	$-	$3,195,452
Total Liabilities measured at fair value	$3,195,452	$-	$-	$3,195,452

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2021

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

Note 3. Related Party Transactions

Throughout the nine months ended September 30, 2021, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of September 30, 2021 and December 31, 2020 were $34,247 and $11,655, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $221,107 and $216,107 as of September 30, 2021 and December 31, 2020, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $200,000 and $200,000 as of September 30, 2021 and December 31, 2020, respectively.

Note 4. Convertible Notes Payable

During the nine months ended September 30, 2021, there were no new convertible notes executed. During the nine months ended September 30, 2021, the Company accrued interest payable of $193,552 on previously executed convertible notes payable.

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

September 30, 2021

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

In April 2021, the Board of Directors issued a Certificate of Designations, Preferences and Rights Limitations of Series D Preferred Stock. The Board authorized that the Company shall have the authority to issue 200,000 shares with a par value of $.0001 per share to be issued to persons designated by the Board. The Series D Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Holder decides to convert the shares of Series D Preferred Stock.

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

Notes to Consolidated Condensed Financial Statements

September 30, 2021

(unaudited)

On May 4, 2021, the Board of Directors issued 350,000 shares of Series E Convertible Preferred Stock for the subscription agreements dated March 1, 2021 at the value of $1.00 per share. Since the full payment of $350,000 had not been received at the period ended September 30, 2021, there is a subscription receivable for $68,338.

On May 12, 2021, the Board of Directors authorized the issuance of 200,000 shares of Series D Voting Preferred Stock with a value of $200,000.

On May 20, 2021, the Board of Directors authorized the issuance of 920,000 shares of Series C Convertible Preferred Stock with a value of $920,000.

On July 1, 2021, the Board of Directors authorized the issuance of 1,280,000 shares of Series E Convertible Preferred Stock with a value of $1,280,000. These shares were issued on July 14, 2021.

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

Nine Months Ended September 30, 2021

During the nine months ended September 30, 2021, the Company issued 2,001,666 shares of common stock for consultant services valued at $752.

During the nine months ended September 30, 2021, the Company issued 843,200,000 shares of common stock for conversion of 84,320 shares of preferred series E shares.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2021

(unaudited)

Stock Options

The following is a summary of the status of all Company’s stock options as of September 30, 2021 and changes during the nine months ended on that date:

Weighted
	Number of Stock	Average Exercise	Remaining	Intrinsic
	Options	Price	Life (yrs)	Value
Outstanding on December 31, 2020	27,000	$40.00	.14	$-
Granted	-	-
Exercised	-	-
Cancelled	(27,000)	-
Outstanding on September 30, 2021	-	-	-	$-
Options exercisable on September 30, 2021	-	$-	-	$-

Warrants

The following is a summary of the status of the Company’s warrants as of September 30, 2021 and changes during the nine months ended on that date:

Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding on December 31, 2020	26,015	$12.50	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(26,015)	-	-	-
Outstanding on September 30, 2021	-	$-	-	$-
Warrants exercisable on September 30, 2021	-	$-	-	$-

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

September 30, 2021

(unaudited)

The debt discount is amortized over the life of the note and recognized as interest expense. For the nine months ended September 30, 2021 and 2020, the Company amortized the debt discount of $0 and $594,705, respectively.

During the nine months ended September 30, 2021, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2020	$3,925,106
Change in fair value	(729,654)
Derivative liability at September 30, 2021	$3,195,452

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0005
Risk free interest rate	.07%
Stock volatility factor	409.80%
Years to Maturity	.08
Expected dividend yield	None

Note 8. Subsequent Events

From October 1 until the filing of this report, the Company issued 800,000,000 shares of common stock for conversion of Series E Convertible Preferred shares.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the nine months ended September 30, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Results of Operations of eWellness for the three and nine months ended September 30, 2021 vs. 2020

REVENUES: Total revenues for the nine months ended September 30, 2021 and 2020 were $0 and $263,429. respectively. Total revenues for the three months ended September 30, 2021 and 2020 were $0 and $125,274, respectively.

OPERATING EXPENSES: Total operating expenses increased to $2,613,643 for the nine months ended September 30, 2021 from $1,911,156 for the nine months ended September 30, 2020 reflecting a increase of $702,487. The increase resulted from an increase of number of preferred shares issued to consultants offset by decreases in accrued executive compensation and reduction and reduction in financing fees. Total operating expenses increased to $1,361,985 for the three months ended September 30, 2021 from $251,332 for the three months ended September 30, 2020 reflecting an increase of $1,110,653. The increase is a result of an increase in the number of shares of preferred shares issued to consultants offset by a reduction in financing fees and accrued executive compensation.

NET INCOME (LOSS): The Company had a net loss of $2,077,542 for the nine months ended September 30, 2021 compared with a net loss of $5,262,727 for the nine months ended September 30, 2020 which reflects a decrease of $3,185,185. The decrease in loss is a result of a change from loss to gain of the derivative liability on convertible debt of $3,463,920, a decrease in interest expense of $683,317 offset by an increase in operating expenses of $702,487 (as outlined above). The Company had a loss of $3,188,769 for the three months ended September 30, 2021, compared with a net income of $1,226,798 for the three months ended September 30, 2020, which reflects an increase of net loss of $4,415,567. The increase is from a change from gain to loss from the derivative liability on convertible debt of $3,227,362, a decrease in interest expense of $47,723 offset by an increase in operating expenses of $1,110,653 (as outlined above).

Liquidity and Capital Resources

As of September 30, 2021, we had negative working capital of $6,054,630 compared to negative working capital of $6,660,570 as of December 31, 2020. The negative working capital decrease is because of a decrease in derivative liability offset by an increase in accounts payable and accrued expenses. Cash used in operations was $281,151 and $280,028 for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used in operations is a result of reduction in loss offset by a change from loss to gain of the derivative liability. Cash flows provided by financing activities were $281,662 and $45,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase resulted from the issuance of Preferred Series E stock for cash. The cash balance as of September 30, 2021 was $1,620.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2021, the Company issued 1,280,000 shares of common stock for consultant and advisory services valued at $1,280,000.

ITEM 2 EXHIBITS

(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated February 14, 2020 filed in the Company’s 10K for the period ended December 31, 2019.
3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)
10.30	Agreement between the Company and Bistromatics, Inc. Dated September 15, 2020 transferring Intellectual Property Rights to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms in Exchange for debt forgiveness and 15% of Bistromatics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 24, 2020)
10.31	Agreement and Plan of Merger dated May 18, 2021 between EWLL Acquisition Corp. and American Health Protection, Inc., filed with the Company’s Form 10Q for June 30, 2021 filed on August 23, 2021.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

(Registrant)

By:	/s/ Douglas MacLellan	Date November 9, 2021
Douglas MacLellan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Chairman of the Board	November 9, 2021
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	November 9, 2021
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	November 9, 2021
Douglas Cole

