Form 10-K
period 2021-12-31
eWELLNESS HEALTHCARE Corp
filed 2022-03-31
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55203

eWELLNESS HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	90-1073143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1125 S Federal Hwy #464, Fort Lauderdale, FL	33316
(Address of principal executive offices)	(Zip Code)

(855) 470-1700

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Emerging growth company ☐

Yes ☐ No ☒

The aggregate market value of the 17,707,683,628 voting and non-voting common equity held by non-affiliates on June 30, 2021 (the last trading date in June 2021) computed by reference to the closing price of $.0006 on such date or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,624,610.

The number of shares of Common stock, $0.001 par value, outstanding on March 31, 2022 is 18,507,683,627.

DOCUMENTS INCORPORATED BY REFERENCE

None

eWellness Healthcare Corporation

Form 10-K

For the Year Ended December 31, 2021

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

During the last quarter of 2020 and the first quarter of 2021, the Company’s Board of Directors and management determined that while it would continue its efforts and resources involving physical therapy and telemedicine, it would also pursue other health-related business opportunities. With the Company’s announced plan to diversify its health-related business beyond its telemedicine operations, which telemedicine operations will continue, the Company on May 18, 2021, entered into an Agreement and Plan of Merger by and between the Company, EWLL Acquisition (a new wholly owned subsidiary of the Company) and a recently formed private Nevada company controlled by a third party, American Health Protection, Inc.(“AMHP”). pursuant to which AMHP merged with EWLL Acquisition, with AMHP being the surviving entity and becoming a wholly owned subsidiary of the Company. On July 14, 2021, the Company filed the requisite Articles of Merger with the State of Nevada and, as a result, AMHP became a wholly owned subsidiary of the Company and EWLL Acquisition ceased to exist.

On April 19, 2021, the Company filed a DEF 14C to disclose to the stockholders the ratification and approval by Joint Written Consent, based upon the unanimous approval by our Board of Directors and the consent of the Majority Consenting Stockholders, of the corporate actions to file an amendment to its Amended and Restated Articles of Incorporation to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (“Name Change”); (ii) change the par value of the Company’s common stock and preferred stock from $0.001 per share to $0.0001 per share (“Par Value Change”); and (iii) implement the 1:2,000 reverse split of our Common Stock and the shares underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions, on a one for two thousand (1:2,000) basis (“Reverse Split”). The Name Change, Par Value Change and Reverse Split are sometimes referred to as the “Corporate Actions”, which Corporate Actions must be approved by FINRA. The application for approval of these actions to FINRA has not yet been filed.

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

Employees

At the year ended December 31, 2021, we had 2 employees and various consultants.

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

Based on our financial statements for the years ended December 31, 2021 and 2020, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. To date we have not generated any revenue.

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

To date, our operations have been funded entirely from the proceeds from equity and debt financings or loans from our management. We currently anticipate that our available capital resources will be insufficient to meet our expected working capital and capital expenditure requirements for the near future. We anticipate that we will require an additional $1.5 million during the next twelve months to satisfy our business plan. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements through our “White Labelling” strategy, public or private equity or debt financing, a bank line of credit, or other arrangements.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $451,707 for the year ended December 31, 2021 and $8,771,527 for the year ended December 31, 2020. As of the year ended December 31, 2021, we had an accumulated deficit of $40,069,797. We expect to continue to incur substantial expenditures to develop and market our services and could continue to incur losses and negative operating cash flow for the foreseeable future. We may never achieve profitability or positive cash flow in the future, and even if we do, we may not be able to continue being profitable.

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

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2021. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A comparable situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

As of February 20, 2020, we are authorized to issue 20,000,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2022 there were 18,507,683,627 shares of common stock issued and outstanding. Additional shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our Common stock.

We are authorized to issue 20,000,000 shares of Series A preferred stock, $0.001 par value per share. As of December 31, 2021, there were 696,667 shares of Series A preferred stock issued and outstanding. We are authorized to issue 1,000,000 shares of Series C preferred stock, $.0001 par value per share. As of December 31, 2021, there were 920,000 shares of Series C preferred stock issued and outstanding. We are authorized to issue 200,000 shares of Series D preferred stock, $.0001 par value per share. As of December 31, 2021, there were 200,000 shares of Series D preferred stock issued and outstanding. We are authorized to issue 2,500,000 shares of Series E convertible preferred stock, $.0001 par value. As of December 31, 2021, there were 1,465,680 shares of Series E convertible preferred stock issued and outstanding. The Board of Directors is authorized to provide for the issuance of unissued shares of preferred stock in one or more series and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the Board of Directors may issue preferred stock which may convert into large numbers of shares of common stock and consequently lead to further dilution of other shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The corporate office is in Ft. Lauderdale, Florida.

ITEM 3. LEGAL PROCEEDINGS

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. On August 12, 2020, a former consultant filed suit in the Superior Court of the State of California for Breach of Contract and non-payment of fees per said contract. At the time of the suit, the Company owed to the vendor for contractual fees the total of $24,339. On March 14, 2022, the Company accepted a Stipulation and Proposed Order for the payment of $38,000 to the former consultant with the first payment of $5,000 being due immediately and additional $5,000 payments to be paid every 60 days thereafter until the total of $38,000 is paid.

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

	Price Range
Period	High	Low
Year Ended December 31, 2021:
First Quarter	$.0049	$.0002
Second Quarter	$.0017	$.0007
Third Quarter	$.0007	$.0003
Fourth Quarter	$.0007	$.0003
Year Ending December 31, 2022:
First Quarter	$.0004	$.0002

The transfer agent of our common stock is VStock Transfer LLC, 18 Lafayette Place, Woodmere, NY 11598, (212) 828-8436.

Record Holders. As of March 31, 2022, we had 18,507,683,627 shares of $0.001 par value common stock issued and outstanding held by 128 shareholders of record.

As of March 31, 2022, there are no outstanding options and/or warrants to purchase common equity of the Company.

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

Sales of Unregistered Securities in 2021:

During the year ended December 31, 2021, the Company issued 2,001,666 shares of common stock for consultant services valued at $750.

During the year ended December 31, 2021, the Company issued 1,643,200,000 shares of common stock for conversion of 164,320 shares of preferred series E shares.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the years ended December 31, 2021 and 2020 and should be read in conjunction with such financial statements and related notes included in this report.

Overview

Results of Operations of eWellness for the Twelve-month Periods Ended December 31, 2021 vs. 2020

REVENUES: Total net revenues from operations for the years ended December 31, 2021 and December 31, 2020, were $0 and $255,346, respectively.

OPERATING EXPENSES: Total operating expenses increased to $2,671,027 for the year ended December 31, 2021 from $2,647,662 for the year ended December 31, 2020 reflecting an increase of $23,365. The increase resulted from an increase in number of shares of preferred stock issued to consultants offset by a decrease in financing fees for conversion of convertible debt and decrease of executive compensation.

NET LOSS: The Company incurred a net loss of $451,707 for the year ended December 31, 2021, compared with a net loss of $8,771,527 for the year ended December 31, 2020, which reflects a decrease of $8,319,820. The decrease is primarily because of a decrease of general and administrative expenses, executive compensation and financing fees offset by an increase in professional fees (outlined above) of $23,365, decrease in interest expense of $692,826 and increase in gain on derivative liability of $7,919,238.

Liquidity and Capital Resources

As of December 31, 2021, we had negative working capital of $4,360,124 compared to negative working capital of $6,660,570 as of December 31, 2020. The main portion of the negative working capital decrease is because of a decrease in accounts payable – related party and a decrease in derivative liability. Cash used in operations was $341,594 and $284,613 for the years ended December 31, 2021 and 2020, respectively. This is primarily due to an increase in shares issued to officers, directors and consultants offset by a decrease in the net loss, decrease in amortization of debt discount and prepaids offset and an increase in gain on derivative liability. Cash flows provided by financing activities were $351,662 and $45,000 for the years ended December 31, 2021 and December 31, 2020, respectively. The increase in cash flows from financing activities was from issuance of convertible preferred shares for cash. The cash balance as of December 31, 2021 was $11,177.

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

From time to time the Company may become a party to litigation matters involving claims against the Company. On August 12, 2020, a former consultant filed suit in the Superior Court of the State of California for Breach of Contract and non-payment of fees per said contract. At the time of the suit, the Company owed to the vendor for contractual fees the total of $24,339. On March 14, 2022, the Company accepted a Stipulation and Proposed Order for the payment of $38,000 to the former consultant with the first payment of $5,000 being due immediately and additional $5,000 payments to be paid every 60 days thereafter until the total of $38,000 is paid.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 of our Financial Statements included elsewhere in this Report.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this disclosure.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 – F-17 of this Form 10-K.

eWELLNESS HEALTHCARE CORPORATION

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021AND DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of eWellness Healthcare Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of eWellness Healthcare Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

How We Addressed the Matter in Our Audit:

We reviewed all contracts to obtain a thorough understanding of the terms. We tested the inputs and assumptions management used in the Black Scholes Model. We performed independent valuations of the derivatives to test management’s valuations. Lastly, we obtained confirmations directly from the note holders to test the note balances and note terms.

Haynie & Company

Salt Lake City, Utah

March 31, 2022

We have served as the Company’s auditor since 2016.

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

CURRENT ASSETS
Cash	$11,177	$1,109
Prepaid expenses	-	3,235

Total current assets	11,177	4,344

Property & equipment, net	2,387	3,788

TOTAL ASSETS	$13,564	$8,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,223,278	$892,164
Accrued expenses - related party	144,471	292,762
Accrued compensation	200,000	200,000
Loan payable	1,662	-
Convertible debt, net of discount	1,354,882	1,354,882
Derivative liability	1,447,008	3,925,106

Total current liabilities	4,371,301	6,664,914

Total Liabilities	4,371,301	6,664,914

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A , authorized, 20,000,000 shares, $.001 par value, 696,667 and 696,667 shares issued and outstanding, respectively	697	697
Preferred stock Series C, authorized, 1,000,000 shares, $.0001 par value, 920,000 and 0 shares issued and outstanding, respectively	92	-
Preferred stock Series D, authorized, 200,000 shares, $.0001 par value, 200,000 and 0 shares issued and outstanding, respectively	20	-
Preferred stock Series E Convertible , authorized, 2,500,000 shares, $.0001 par value, par value, 1,465,680 and 0 shares issued and outstanding, respectively	147	-
Common stock, authorized 20,000,000,000 shares, $.001 par value, 18,507,683,627 and 16,862,481,961 issued and outstanding, respectively	18,507,684	16,862,482
Shares to be issued	-	263
Additional paid in capital	17,203,420	16,097,866
Accumulated deficit	(40,069,797)	(39,618,090)

Total Stockholders’ Deficit	(4,357,737)	(6,656,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,564	$8,132

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2021	December 31, 2020

REVENUE
Revenue	$-	$266,570
Cost of revenue	-	11,224

Net Revenue	-	255,346

OPERATING EXPENSES
Executive compensation	260,000	767,639
General and administrative	280,177	699,440
Professional fees	2,130,850	1,180,583

Total Operating Expenses	2,671,027	2,647,662

Loss from Operations	(2,671,027)	(2,392,316)

OTHER INCOME (EXPENSE)
Interest income	-	1
Gain on extinguishment of debt	-	24,738
Gain (loss) on derivative liability	2,478,098	(5,441,140)
Loss on disposal of asset	-	(8,205)
Interest expense	(258,778)	(954,605)

Net Income (Loss) before Income Taxes	(451,707)	(8,771,527)

Income tax expense	-	-

Net Income (Loss)	$(451,707)	$(8,771,527)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average basic and diluted shares outstanding	17,579,528,194	7,849,264,946

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

	Preferred Shares - Series A		Preferred Shares - Series C		Preferred Shares - Series D		Preferred Shares - Series E		Common Shares		Shares to be	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Deficit

Balance at January 1, 2020	250,000	$250	-	$-	-	$-	-	$-	12,752,084	$12,752	$150	$23,927,374	$(30,846,563)	$(6,906,037)

Contributed services	-	-	-	-	-	-	-	-	-	-	-	153,518	-	153,518

Shares issued to officers, directors and consultants	446,667	447	-	-	-	-	-	-	-	-	-	1,339,553	-	1,340,000

Shares issued for debt conversion	-	-	-	-	-	-	-	-	16,849,013,669	16,849,014	-	(15,000,597)	-	1,848,417

Shares issued for services	-	-	-	-	-	-	-	-	668,332	668	113	956	-	1,737

Shares issued for rounding - 50:1 split	-	-	-	-	-	-	-	-	47,876	48	-	(48)	-	-

Discontinued operations	-	-	-	-	-	-	-	-	-	-	-	688,595	-	688,595

Derivative liability	-	-	-	-	-	-	-	-	-	-	-	4,988,515	-	4,988,515

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(8,771,527)	(8,771,527)

Balance at December 31, 2020	696,667	$697	-	$-	-	$-	-	$-	16,862,481,961	$16,862,482	$263	$16,097,866	$(39,618,090)	$(6,656,782)

Shares issued to officers, directors and consultants	-	-	920,000	92	200,000	20	1,280,000	128	-	-	-	2,399,760	-	2,400,000

Shares issued for cash	-	-	-	-	-	-	350,000	35	-	-	-	349,965	-	350,000

Shares issued for conversion	-	-	-	-	-	-	(164,320)	(16)	1,643,200,000	1,643,200	-	(1,643,183)	-	-

Shares issued for services	-	-	-	-	-	-	-	-	2,001,666	2,002	(263)	(988)	-	750

Net loss													(451,707)	(451,707)

Balance at December 31, 2021	696,667	$697	920,000	$92	200,000	$20	1,465,680	$147	18,507,683,627	$18,507,684	$-	$17,203,420	$(40,069,797)	$(4,357,737)

The accompanying notes are an integral part of these consolidated financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities
Net income (loss)	$(451,707)	$(8,771,527)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,402	6,869
Contributed services	-	153,518
Shares issued to officers, directors and consultants	1,120,000	503,588
Shares issued for consulting services	1,280,750	1,737
Shares issued for financing costs	-	95,933
Gain on extinguishment of debt	-	(1,556)
Amortization of debt discount and prepaids	-	795,591
(Gain) loss on derivative liability	(2,478,098)	5,441,140
Loss on disposal of asset	-	8,205
Changes in operating assets and liabilities
Prepaid expense	3,235	(21,887)
Accounts receivable	-	(66,848)
Accounts payable and accrued expenses	331,115	919,981
Accounts payable - related party	-	160,460
Accrued expenses - related party	(148,291)	29,995
Accrued compensation	-	460,188

Net cash used in operating activities	(341,594)	(284,613)

Cash flows from financing activities
Proceeds from issuance of convertible debt	-	52,800
Original issue discount and debt issuance costs	-	(7,800)
Loan payable	1,662	-
Proceeds from issuance of preferred series E	350,000	-

Net cash provided by financing activities	351,662	45,000

Net increase (decrease) in cash	10,068	(239,613)

Cash, beginning of period	1,109	240,722

Cash, end of period	$11,177	$1,109

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-
Non-cash items:
Shares issued for debt conversion	$-	$1,848,417

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

During the last quarter of 2020 and the first quarter of 2021, the Company’s Board of Directors and management determined that while it would continue its efforts and resources involving physical therapy and telemedicine, it would also pursue other health-related business opportunities. With the Company’s announced plan to diversify its health-related business beyond its telemedicine operations, which telemedicine operations will continue, the Company on May 18, 2021, entered into an Agreement and Plan of Merger by and between the Company, EWLL Acquisition (a new wholly owned subsidiary of the Company) and a recently formed private Nevada company controlled by a third party, American Health Protection, Inc.(“AMHP”). pursuant to which AMHP merged with EWLL Acquisition, with AMHP being the surviving entity and becoming a wholly owned subsidiary of the Company. On July 14, 2021, the Company filed the requisite Articles of Merger with the State of Nevada and, as a result, AMHP became a wholly owned subsidiary of the Company and EWLL Acquisition ceased to exist.

On April 19, 2021, the Company filed a DEF 14C to disclose to the stockholders the ratification and approval by Joint Written Consent, based upon the unanimous approval by our Board of Directors and the consent of the Majority Consenting Stockholders, of the corporate actions to file an amendment to its Amended and Restated Articles of Incorporation to: (i) change the name of the Company from eWellness Healthcare Corporation to American Health Protection Corp. (“Name Change”); (ii) change the par value of the Company’s common stock and preferred stock from $0.001 per share to $0.0001 per share (“Par Value Change”); and (iii) implement the 1:2,000 reverse split of our Common Stock and the shares underlying conversion of the Company’s securities convertible into Common Stock together with the shares reserved for such conversions, on a one for two thousand (1:2,000) basis (“Reverse Split”). The Name Change, Par Value Change and Reverse Split are sometimes referred to as the “Corporate Actions”, which Corporate Actions must be approved by FINRA. The application for approval of these actions to FINRA has not yet been filed.

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

Going Concern

For the year ended December 31, 2021, the Company had no revenues. The Company has an accumulated deficit of $40,069,797 and a working capital deficit of $4,360,124. In view of these matters, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The Company complies with the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

As of December 31, 2021, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,447,008	$-	$-	$1,447,008
Total Liabilities measured at fair value	$1,447,008	$-	$-	$1,447,008

As of December 31, 2020, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$3,925,106	$-	$-	$3,925,106
Total Liabilities measured at fair value	$3,925,106	$-	$-	$3,925,106

Revenue Recognition

The Company recognizes revenue per ASC 606. Revenue is recognized when services have been completed.

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

The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. For the years ended December 31, 2021 and 2020, there was no impairment recognized.

Intangible Assets

The Company accounts for assets that are not physical in nature as intangible assets. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. Intangible assets with indefinite useful lives are reassessed each year for impairment. If an impairment has occurred, then a loss is recognized. An impairment loss is determined by subtracting the asset’s fair value from the asset’s book/carrying value. For the years ended December 31, 2021 and 2020, there were no intangible assets.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and then is revalued at each reporting date, with changes in fair value reported in the statement of operations. For stock based derivative financial instruments, Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as a change in fair market value of derivative liabilities.”

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

Loss per Common Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. As the Company has incurred losses for the periods ended December 31, 2021 and 2020, no dilutive shares are added into the loss per share calculations. While currently antidilutive, the following instruments could potentially dilute EPS in the future resulting in the following common stock equivalents:

	2021	2020

Options	-	27,000
Warrants	-	26,015
Convertible Notes	12,357,170,485	24,728,206,940
	12,357,170,485	27,728,259,955

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

Note 3. Property and Equipment

Property and equipment consist of computer equipment that is stated at cost $6,976 and $6,976 less accumulated depreciation of $4,589 and $3,188 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company disposed of computers with a cost value of $11,498 and transferred computers and equipment valued at $9,208 per the Bistromatics agreement dated September 15, 2020. (Footnote 1). Depreciation expense was $1,402 and $4,869 for the years ended December 31, 2021 and 2020, respectively.

Note 4. Intangible Assets

The Company recognizes the cost of a software license and a license for use of a programming code as intangible assets. The stated cost of these assets and accumulated amortization were transferred per the Bistromatics agreement dated September 15, 2020 (Footnote 1). For the years ended December 31, 2021 and 2020, the amortization expense recorded was $0 and $2,000, respectively.

Note 5. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2021 and 2020:

	2021	2020

Deferred tax assets:
NOL carryover	$4,027,300	$4,133,200
Accrued payroll	42,000	42,000
Deferred tax liabilities
Depreciation	400	300
Valuation allowance	(4,069,700)	(4,175,500)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	2020	2019

Book loss	$(94,900)	$(1,842,000)
Depreciation	-	700
Contributed services	504,000	32,200
Meals & entertainment	2,600	2,400
Stock for prepaids	700	36,900
Stock for consulting	200	400
Amortization of debt discount	-	130,200
Accrued payroll	-	(69,900)
Gain on debt extinguishment	-	(5,200)
Related party accruals	-	(123,100)
Loss on disposal	-	1,700
Derivative (Gain)/Loss	(520,400)	114,260
Valuation allowance	107,800	693,100
	$-	$-

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $19,177,000 that may be offset against future taxable income from the year 2022 through 2041. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2021 and 2020, the Company did not recognize any interest or penalties, nor did we have any interest or penalties accrued related to unrecognized benefits.

The tax years ended December 31, 2021, 2020 and 2019 are open for examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

Note 6. Related Party Transactions

Throughout the year ended December 31, 2021, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of the years ended December 31, 2021 and 2020 were $33,701 and $11,655, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $221,107 and $221,107 as of the years ended December 31, 2021 and 2020, respectively. Two of the independent directors resigned on May 22, 2020 so no further directors’ fees were accrued for them. On February 26, 2021, the remaining independent director signed a Settlement and Compromise Agreement which eliminated all previously accrued directors’ fees as of September 30, 2020 for a flat fee of $100,000. Since the effective date of the agreement was October 1, 2020, the adjustment was recorded as of December 31, 2020. Because the Company is not yet profitable the officers had agreed to defer compensation. On February 26, 2021, the officers signed Settlement and Compromise Agreements which eliminated all previously accrued compensation accrued as of September 30, 2020 for $100,000 each. Since the effective date of these agreements is October 1, 2020, the adjustment was recorded as of December 31, 2020. The Company had accrued executive compensation of $200,000 and $200,000 as of December 31, 2021 and 2020, respectively.

Note 7. Convertible Notes Payable

Year Ended December 31, 2021

During the year ended December 31, 2021, there were no new convertible notes executed. During the year ended December 31, 2021, the Company accrued interest payable of $258,778 on previously executed convertible notes payable.

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

Note 8. Equity Transactions

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

The Series C, Series D and Series E Preferred Stock will rank, with respect to rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Corporation, (i) senior to all classes or series of the Corporation’s Common Stock, par value $0.001 per share (“Common Stock”), and to all other equity securities issued by the Corporation ; and (ii) effectively junior to all existing and future indebtedness (including indebtedness convertible into our Common Stock or Preferred Stock) of the Corporation and to any indebtedness and other liabilities of (as well as any preferred equity interest held by others) existing subsidiaries of the Corporation. The term “equity securities” shall not include convertible debt securities. The Holders of the Series D Preferred Stock have the right, on all matters subject to the vote of the capital stock of the Corporation, to have the collective vote equal to 70% of the total of all voting capital stock of the Corporation, notwithstanding the number of shares of voting capital stock, including shares of common stock, that may be outstanding from time to time. Upon liquidation, Preferred Stockholders will receive the liquidation preference plus an amount equal to any accumulated and unpaid dividends up to the date of payment before any distribution of assets is made.

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

Debt Conversion Shares

2021

During the year ended December 31, 2021, there were no shares of common stock issued for debt conversion.

F-14

2020

During the year ended December 31, 2020, the Company issued a total of 16,849,013,669 shares of common stock per debt conversion of various convertible notes. The total of the debt conversion was for $1,607,317 of principal, $145,167 of accrued interest and $95,933 financing costs.

Consultant Issued Shares

2021

During the year ended December 31, 2021, the Company issued 2,001,666 shares of common stock for marketing and consulting services valued at $750.

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

Preferred Series E Conversion

2021

During the year ended December 31, 2021, the Company issued 1,643,200,000 shares of common stock for conversion of 164,320 shares of Preferred Series E for a value of $164,320.

2020

None

Stock Options

The following is a summary of the status of all Company’s stock options as of December 31, 2021 and changes during the periods ended on December 31, 2021 and 2020, respectively:

	Number	Weighted
	of Stock	Average	Remaining	Intrinsic
	Options	Exercise Price	Life (yrs.)	Value
Outstanding on January 1, 2020	57,000	$40.00	1.1	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/cancelled	(30,000)	40.00	.14	-
Outstanding on December 31, 2020	27,000	$40.00	.14	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/cancelled	(27,000)	-	-	-
Outstanding on December 31, 2021	-	-	-	$-
Options exercisable on December 31, 2021	-	$-	-	$-

Warrants

The following is a summary of the status of the Company’s warrants as of December 31, 2021 and changes during the periods ended on December 31, 2021 and 2020, respectively:

		Weighted
	Number of	Average Exercise	Remaining	Intrinsic
	Warrants	Price	Life (yrs.)	Value
Outstanding on January 1, 2020	42,015	$12.00	1.9	$0.037
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(16,000)	11.04	-	-
Outstanding on December 31, 2020	26,015	$12.50	1.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(26,015)	-	-	-
Outstanding on December 31, 2021	-	$-	-	$-
Warrants exercisable on December 31, 2021	-	$-	-	$-

Note 9. Commitments, Contingencies

The Company may be subject to lawsuits, administrative proceedings, regulatory reviews or investigations associated with its business and other matters arising in the normal conduct of its business. On August 12, 2020, a former consultant filed suit in the Superior Court of the State of California for Breach of Contract and non-payment of fees per said contract. At the time of the suit, the Company owed to the vendor for contractual fees the total of $24,339. On March 14, 2022, the Company accepted a Stipulation and Proposed Order for the payment of $38,000 to the former consultant with the first payment of $5,000 being due immediately and additional $5,000 payments to be paid every 60 days thereafter until the total of $38,000 is paid

Note 10. Revenue Recognition

Under ASC Topic 606, the Company recognizes revenue when the services have been completed. During the years ended December 31, 2021 and 2020, the Company recognized net revenue of $0 and $255,346, respectively.

Note 11. Derivative Valuation

The Company evaluated the convertible debentures and associated warrants in accordance with ASC Topic 815, “Derivatives and Hedging,” and determined that the conversion feature of the convertible promissory notes was not afforded the exemption for conventional convertible instruments due to their variable conversion rates. The notes have no explicit limit on the number of shares issuable, so they did not meet the conditions set forth in current accounting standards for equity classification. In addition, the warrants have a Most Favoured Nations clause resulting in the exercise price of the warrants also not being fixed. Therefore, these have been characterized as derivative instruments. We elected to recognize the notes under ASU paragraph 815-15-25-4, whereby there would be a separation into a host contract and derivative instrument. We elected to initially and subsequently measure the notes and warrants in their entirety at fair value, with changes in fair value recognized in earnings.

The debt discount is amortized over the life of the note and recognized as interest expense. For the years ended December 31, 2021 and 2020, the Company amortized the debt discount of $0 and $619,799, respectively, to interest expense.

During the years ended December 31, 2021 and 2020, the Company had the following activity in the derivative liability account:

	Notes	Warrants	Total
Derivative liability at January 1, 2020	$3,529,967	$7	$3,529,974
Addition of new conversion	47,620	-	47,620
Conversion of note derivatives	(5,094,792)	-	(5,094,792)
Change in fair value	5,442,306	(2)	5,442,304
Derivative liability at December 31, 2020	$3,925,101	$5	$3,925,106
Change in fair value	(2,478,093)	(5)	(2,478,098)
Derivative liability at December 31, 2020	$1,447,008	$-	$1,447,008

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follow:

Stock price at valuation date	$.0002
Risk free interest rate	.06%
Stock volatility factor	350.10%
Years to Maturity	.08
Expected dividend yield	None

Note 12. Supplemental Cash Flow Information

During the year ended December 31, 2021, the Company had the following cash and non-cash investing and financing activities:

●	Issued 350,000 shares of preferred series E convertible stock for $350,000 cash received.
●	Issued 1,643,200,000 shares of common stock for conversion of 163,400 shares preferred series E convertible stock valued at $163,400

●	Issued 2,001,666 shares of common stock valued at $750 for services

During the year ended December 31, 2020, the Company had the following non-cash investing and financing activities:

●	Issued 16,849,013,669 shares of common stock for settlement of debt of $1,607,317, accrued interest of $145,167 and $95,933 of financing costs

●	Issued 668,332 shares of common stock valued at $1,737 for services

Note 13. Subsequent Events

On March 14, 2022, the Company accepted a Stipulation and Proposed Order for the payment of $38,000 to the former consultant who had filed a lawsuit on August 12, 2020 in the Superior Court of the State of California for Breach of Contract and non-payment of fees per said contract. See Footnote 9

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the existence of the material weaknesses discussed below. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weaknesses that have caused management to conclude that as of December 31, 2021, our internal control over financial reporting was not effective:

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: OTHER INFORMATION

None.

Part III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present executive officers and directors:

Name	Age	Position(s)
David Markowski	61	Chief Financial Officer and Member of the Board of Directors
Douglas MacLellan	66	Chief Executive Officer, Chairman and Secretary
Douglas Cole	66	Member of the Board of Directors

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

Douglas Cole, Director. Mr. Cole has been a Director of the Company since May 2014. Mr. Cole is currently the Chairman and CEO of American Battery Metals Corporation (OTCQB: ABML), an early-stage battery metals recycling, extraction and resource production company headquartered in Nevada. Mr. Cole has also been a Partner with Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Since 1977, Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft, and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995 Mr. Cole was honored by NEA, a leading venture capital firm, as CEO of the year. In 1997, Mr. Cole became CEO of NetAmerica until merging in 1999. Since 1982 he has been very active with the University of California, Berkeley mentoring early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses. We also seek directors who possess the qualities of integrity and candour, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion, in addition to the ability and commitment to devote time and energy to service on the Board and its committees, as necessary. We believe that all our directors meet the foregoing qualifications.

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

David Markowski. Mr. Markowski is a co-founder of the Company and has been serving in senior management positions in various companies over the past 20 years, with an emphasis on corporate finance, accounting, audit, financial modelling and marketing. He holds a wealth of experience in company management skills.

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

ITEM 11: EXECUTIVE COMPENSATION

For the fiscal years ended December 31, 2021 and 2020, we did not pay any compensation to our executive officers, nor did any other person receive a total annual salary and bonus exceeding $150,000.

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

Outstanding Equity Awards

There were no equity awards outstanding as of the end the year ended December 31, 2021.

Option Grants

During the year ended December 31, 2021, there were no options granted.

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the year ending December 31, 2021 and 2020 by our executive officers.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2022 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group.

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

As of March 31, 2022, we had 18,507,683,627 shares of common stock issued and outstanding.

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

Indebtedness of Management

No officer, director or security holder known to us beneficially owns more than 5% of our Common stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us in the years 2021 and 2020.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Haynie & Company, our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020.

	2021	2020
Audit Fees	$71,500	$79,500
Audit-Related Fees	-	9,100
Tax Fees	-	-
All Other Fees	-	-
Total	$71,500	$88,600

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

eWellness Healthcare Corporation
(Registrant)

By:	/s/ Douglas MacLellan	Date: March 31, 2022
Douglas MacLellan
President, CEO, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Director	March 31, 2022
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	March 31, 2022
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	March 31, 2022
Douglas Cole

