Form 10-Q
period 2022-03-31
eWELLNESS HEALTHCARE Corp
filed 2022-05-16
CIK 1550020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

Emerging growth company ☐

The number of shares of Common Stock, $0.001 per share par value, outstanding on May 16, 2022 was 18,507,683,628.

PART I – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS
Cash	$238	$11,177
Prepaid expenses	-	-

Total current assets	238	11,177

Property & equipment, net	442	2,387

TOTAL ASSETS	$680	$13,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,360,681	$1,223,278
Accrued expenses - related party	123,701	144,471
Accrued compensation	200,000	200,000
Loan payable	36,033	1,662
Convertible debt, net of discount	1,354,882	1,354,882
Derivative liability	2,978,091	1,447,008

Total current liabilities	6,053,388	4,371,301

Total Liabilities	6,053,388	4,371,301

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, authorized, 20,000,000 shares, $.001 par value, 696,667 and 696,667 shares issued and outstanding, respectively	697	697
Preferred stock Series C, authorized, 1,000,000 shares, $.0001 par value, 920,000 and 920,000 shares issued and outstanding, respectively	92	92
Preferred stock Series D, authorized, 200,000 shares, $.0001 par value, 200,000 and 200,000 shares issued and outstanding, respectively	20	20
Preferred stock Series E Convertible, authorized, 2,500,000 shares, $.0001 par value, par value, 1,465,680 and 1,465,680 shares issued and outstanding, respectively	147	147
Common stock, authorized 20,000,000,000 shares, $.001 par value, 18,507,683,627 and 18,507,683,627 issued and outstanding, respectively	18,507,684	18,507,684
Additional paid in capital	17,203,420	17,203,420
Accumulated deficit	(41,764,768)	(40,069,797)

Total Stockholders’ Deficit	(6,052,708)	(4,357,737)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$680	$13,564

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2022 and 2021

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

OPERATING EXPENSES
General and administrative	8,863	23,167
Professional fees	90,130	13,820

Total Operating Expenses	98,993	36,987

Loss from Operations	(98,993)	(36,987)

OTHER INCOME (EXPENSE)
Gain (loss) on derivative liability	(1,531,083)	1,777,408
Loss on disposal of asset	(225)	-
Interest expense	(63,808)	(63,809)

Net Income (Loss) before Income Taxes	(1,694,109)	1,676,612

Income tax expense	(862)	-

Net Income (Loss)	$(1,694,971)	$1,676,612

Basic and diluted (loss) per common share	$(0.00)	$0.00

Weighted average basic and diluted shares outstanding	18,507,738,023	16,863,518,920

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

RECONCILIATION OF STOCKHOLDERS’ DEFICIT

(unaudited)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Preferred Shares - Series A		Preferred Shares - Series C		Preferred Shares - Series D		Preferred Shares - Series E		Common Shares		Shares	Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	to be Issued	Paid in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at December 31, 2021	696,667	$697	920,000	$92	200,000	$20	1,465,680	$147	18,507,683,627	$18,507,684	$-	$17,203,420	$(40,069,797)	$(4,357,737)

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,694,971)	(1,694,971)

Balance at March 31, 2022	696,667	$697	920,000	$92	200,000	$20	1,465,680	$147	18,507,683,627	$18,507,684	$-	$17,203,420	$(41,764,768)	$(6,052,708)

Balance at December 31, 2020	696,667	$697	-	$-	-	$-	-	$-	16,862,481,961	$16,862,482	$263	$16,097,866	$(39,618,090)	$(6,656,782)

Shares issued for services	-	-	-	-	-	-	-	-	1,701,666	1,702	(68)	(1,033)	-	601

Net loss	-	-	-	-	-	-	-	-	-	-	-	-	1,676,612	1,676,612

Balance at March 31, 2021	696,667	$697	-	$-	-	$-	-	$-	16,864,183,627	$16,864,184	$195	$16,096,833	$(37,941,478)	$(4,979,569)

The accompanying notes are an integral part of these consolidated condensed financial statements

eWELLNESS HEALTHCARE CORPORATION

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities
Net income (loss)	$(1,694,971)	$1,676,612
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	299	402
Shares issued for consulting services	-	601
Amortization of debt discount and prepaids	-	3,235
(Gain) loss on derivative liability	1,531,083	(1,777,408)
Loss on disposal of asset	225	-
Changes in operating assets and liabilities
Prepaid expense	-	(5,000)
Overdraft cash	-	3,487
Accounts payable and accrued expenses	138,824	95,700
Accounts payable - related party	-	-
Accrued expenses - related party	(20,770)	1,262

Net cash used in operating activities	(45,310)	(1,109)

Cash flows from financing activities
Loan payable	34,371	-

Net cash provided by financing activities	34,371	-

Net increase (decrease) in cash	(10,939)	(1,109)

Cash, beginning of period	11,177	1,109

Cash, end of period	$238	$-

Supplemental Information:
Cash paid for:
Taxes	$862	$-
Interest Expense	$-	$-
Non-cash items:
Shares issued for debt conversion	$-	$-

The accompanying notes are an integral part of these consolidated condensed financial statements

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2022

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

During the first quarter of 2021, the Company’s Board of Directors and management determined that while it would continue its efforts and resources involving physical therapy and telemedicine, it would also pursue other health-related business opportunities. With the Company’s announced plan to diversify its health-related business beyond its telemedicine operations, which telemedicine operations will continue, the Company has engaged in negotiations with a recently formed private Nevada company controlled by a third party, American Health Protection, Inc.(“AMHP”), for a potential business combination. In connection with such negotiations, the Company’s Board of Directors on March 8, 2021, approved the organization of EWLL Acquisition Corp. under the laws of Nevada as a new wholly owned subsidiary of the Company (“EWLL Acquisition”). The purpose of the formation of EWLL Acquisition was in contemplation of its merger with and into AMHP which would be the surviving entity and become a wholly owned subsidiary of the Company.

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

March 31, 2022

(unaudited)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2022. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Going Concern

For the three months ended March 31, 2022, the Company had no revenue. The Company has an accumulated loss of $41,764,768 and a working capital deficit of $6,053,150. The Company’s ability to continue operations is dependent upon the Company’s ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations, of which there can be no guarantee. The Company intends to finance its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

As of March 31, 2022, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$2,978,091	$-	$-	$2,978,091
Total Liabilities measured at fair value	$2,978,091	$-	$-	$2,978,091

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2022

(unaudited)

As of December 31, 2021, the Company had the following assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Derivative Liability	$1,447,008	$-	$-	$1,447,008
Total Liabilities measured at fair value	$1,447,008	$-	$-	$1,447,008

Note 3. Related Party Transactions

Throughout the three months ended March 31, 2022, the officers and directors of the Company incurred business expenses on behalf of the Company. The amounts payable to the officers as of March 31, 2022 and December 31, 2021 were $23,701 and $33,701, respectively. There were no expenses due to the board members, but the Company has accrued directors’ fees of $221,107 and $221,107 as of March 31, 2022 and December 31, 2021, respectively. Because the Company is not yet profitable the officers have agreed to defer compensation. The Company had accrued executive compensation of $200,000 and $200,000 as of March 31, 2022 and December 31, 2021, respectively.

Note 4. Convertible Notes Payable

During the three months ended March 31, 2022, there were no new convertible notes executed. During the three months ended March 31, 2022, the Company accrued interest payable of $63,808 on previously executed convertible notes payable.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2022

(unaudited)

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

At the three months ended March 31, 2022, there were 696,667 shares of Preferred Series A stock outstanding; 920,000 shares of Preferred Series C stock outstanding; 200,000 shares of Preferred Series D stock outstanding and 1,465,680 shares of Preferred Series E Convertible stock outstanding.

Common Stock

Three Months Ended March 31, 2022

During the three months ended March 31, 2022, the Company issued no additional shares of common stock.

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

eWellness Healthcare Corporation

Notes to Consolidated Condensed Financial Statements

March 31, 2022

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

During the three months ended March 31, 2022, the Company had the following activity in the derivative liability account:

Notes
Derivative liability at December 31, 2021	$1,447,008
Change in fair value	1,531,083
Derivative liability at March 31, 2022	$2,978,091

For purposes of determining the fair market value of the derivative liability, the Company used Black Scholes option valuation model. The significant assumptions used in the Black Scholes valuation of the derivative are as follows:

Stock price at valuation date	$.0003
Risk free interest rate	.17%
Stock volatility factor	414.04%
Years to Maturity	.08
Expected dividend yield	None

8. Subsequent Events

The Company has evaluated events through the issuance date of the financial statements and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of eWellness Healthcare Corporation for the three months ended March 31, 2022 and 2021 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Plan of Operations

During the first quarter of 2021, the Company’s Board of Directors and Management determined that while it would continue its efforts and resources involving physical therapy and telemedicine, it would also pursue other health-related business opportunities. With the Company’s announced plan to diversify its health-related business beyond its telemedicine operations, which telemedicine operations will continue, the Company has engaged in negotiations with a recently formed private Nevada company controlled by a third party, American Health Protection, Inc.(“AMHP”), for a potential business combination. In connection with such negotiations, the Company’s Board of Directors on March 8, 2021, approved the organization of EWLL Acquisition Corp. under the laws of Nevada as a new wholly owned subsidiary of the Company (“EWLL Acquisition”). The purpose of the formation of EWLL Acquisition was in contemplation of its merger with and into AMHP which would be the surviving entity and become a wholly owned subsidiary of the Company.

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

Results of Operations of eWellness for the three months ended March 31, 2022 vs. 2021

REVENUES: There were no revenues for the three months ended March 31, 2022 and 2021.

OPERATING EXPENSES: Total operating expenses increased to $98,993 for the three months ended March 31, 2022 from $36,987 for the three months ended March 31, 2021 reflecting an increase of $62,006. The increase resulted from an increase of professional fees for legal and accounting/auditing offset by decreases in travel and meal expenses.

NET INCOME (LOSS): The Company had a net loss of $1,694,971 for the three months ended March 31, 2022 compared with a net income of $1,676,612 for the three months ended March 31, 2021 which reflects an increase in loss of $3,371,583. The increase in loss is a result of a change from gain to loss of the derivative liability on convertible debt of $3,308,491 and an increase in operating expenses of $62,006 (as outlined above).

Liquidity and Capital Resources

As of March 31, 2022, we had negative working capital of $6,053,150 compared to negative working capital of $4,360,124 as of December 31, 2021. The negative working capital increase is because of a increase in derivative liability and increase in accounts payable and accrued expenses. Cash used in operations was $45,310 and $1,109 for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in operations is a result of increase in loss and a change from gain to loss of the derivative liability. Cash flows provided by financing activities were $34,371 and $0 for the three months ended March 31, 2022 and 2021, respectively. The increase resulted from an increase of loan payable. The cash balance as of March 31, 2022 was $238.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, respectively, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

From time to time the Company may become a party to litigation matters involving claims against the Company. The Company believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Critical Accounting Policies

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2021, for disclosures regarding the Company’s critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company issued no new shares of common stock.

ITEM 2 EXHIBITS

(a)	The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
3.1(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated February 14, 2020 filed in the Company’s 10K for the period ended December 31, 2019.
3.2	Bylaws (Incorporated by reference to Exhibit 3(b) to the Registration Statement on Form S-1 filed on May 15, 2012)
10.30	Agreement between the Company and Bistromatics, Inc. Dated September 15, 2020 transferring Intellectual Property Rights to the Company’s Phzio, Phzio TeleRehab and MSK 360 platforms in Exchange for debt forgiveness and 15% of Bistromatics, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 24, 2020)
10.31	Agreement and Plan of Merger dated May 18, 2021 between EWLL Acquisition Corp. and American Health Protection, Inc., filed with the Company’s Form 10Q for June 30, 2021 filed on August 23, 2021.
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eWellness Healthcare Corporation

(Registrant)

By:	/s/ Douglas MacLellan	Date May 16, 2022
Douglas MacLellan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas MacLellan	Chief Executive Officer and Chairman of the Board	May 16, 2022
Douglas MacLellan	(Principal Executive Officer)

/s/ David Markowski	Chief Financial Officer and Director	May 16, 2022
David Markowski	(Principal Financial and Accounting Officer)

/s/ Douglas Cole	Director	May 16, 2022
Douglas Cole

